Form 10QSB
period 2007-09-30
Secure America Acquisition CORP
filed 2007-12-07
CIK 1402364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to _____________

Commission File Number 333-144028

SECURE AMERICA ACQUISITION CORPORATION
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	26-0188408
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1005 North Glebe Road, Suite 550
Arlington, Virginia 22201
(Address of Principal Executive Office)

(703) 528-7073
(Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

As of December 5, 2007, 12,500,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes  ☐    No  ☒

SECURE AMERICA ACQUISITION CORPORATION

INDEX TO FORM 10-QSB

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheet as of September 30, 2007 (unaudited)	1

	Condensed Statements of Operations (unaudited) for the three months ended September 30, 2007 and for the period from May 14, 2007 (date of inception) to September 30, 2007 (unaudited)	2

	Condensed Statements of Stockholders’ Equity as of September 30, 2007 (unaudited)	3

	Condensed Statements of Cash Flows (unaudited) for the Period from May 14, 2007 (date of inception) to September 30, 2007	4

	Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis or Plan of Operation	11

Item 3.	Controls and Procedures	13

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

SIGNATURES		17

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Secure America Acquisition Corporation
(a corporation in the development stage)
Condensed Balance Sheet
(unaudited)

September 30, 2007

Assets
Current assets:
Cash	$41,488
Total current assets	41,488
Deferred offering costs	395,627
Total assets	$437,115

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	264,863
Note payable to stockholder	$150,000
Total liabilities	414,863

Commitment

Stockholders' equity
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued and outstanding	-
Common stock, $.0001 par value
Authorized 20,000,000 shares
2,500,000 shares issued and outstanding	250
Additional paid-in capital	24,750
Deficit accumulated during the development stage	(2,748)
Total stockholders' equity	22,252
Total liabilities and stockholders' equity	$437,115

The accompanying notes are an integral part of the unaudited condensed financial statements.

Secure America Acquisition Corporation
(a corporation in the development stage)
Condensed Statement of Operations
(unaudited)

	For the Three Months Ended September 30, 2007	For the Period May 14, 2007 (inception) to September 30, 2007
Income:
Net interest Income	2	2
Total Income	2	2

Expenses:
Formation and operating costs	80	2,750

Net loss for the period before income taxes	(78)	(2,748)

State and federal income taxes	-	-

Net loss for the period	$(78)	$(2,748)

Weighted average number of shares outstanding - basic and diluted	2,500,000	2,500,000

Net loss per share - basic and diluted	$(.00)	$(.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

Secure America Acquisition Corporation
(a corporation in the development stage)
Condensed Statement of Stockholders' Equity
(unaudited)

For the period from May 14, 2007 (inception) to September 30, 2007
			Addition	Deficit Accumulated During the
	Common Stock		paid-in	Development	Stockholders’
	Shares	Amount	capital	Stage	Equity
Common shares issued May 14, 2007 at $.01 per share	2,500,000	$250	$24,750		$25,000
Net Loss				$(2,748)	(2,748)
Balance at September 30, 2007	2,500,000	$250	$24,750	$(2,748)	$22,252

The accompanying notes are an integral part of the unaudited condensed financial statements.

Secure America Acquisition Corporation
(a corporation in the development stage)
Condensed Statement of Cash Flows
(unaudited)

For the period May 14, 2007 (inception) to September 30, 2007
Cash flow from operating activities
Net loss	$(2,748)
Net cash used in operating activities	(2,748)

Cash flows from financing activities
Proceeds from note payable	150,000
Proceeds from sale of shares of common stock	25,000
Payment of costs related to proposed offering	(130,764)
Net cash provided by financing activities	44,236

Net increase in cash	41,488
Cash at beginning of the period	-
Cash at the end of the period	$41,488

Non cash financing activity:
Accrual of costs of public offering	$264,863

The accompanying notes are an integral part of the unaudited condensed financial statements.

Secure America Acquisition Corporation
(a corporation in the development stage)

Notes to Unaudited Financial Statements

1. Organization and Business Operations

Secure America Acquisition Corporation (formerly Fortress America Acquisition Corporation II) (the “Company”) was incorporated in Delaware on May 14, 2007 for the purpose of effecting a merger, stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with an operating business.

At September 30, 2007, the Company had not yet commenced any operations. All its activities through September 30, 2007 relate to the Company’s formation and the proposed public offering described below. The Company has selected December 31 as its fiscal year-end.

The financial statements at September 30, 2007 and for the three months ended September 30, 2007 and from May 14, 2007 (inception) through September 30, 2007 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) that have been made are necessary to fairly present the financial position of the Company as of September 30, 2007, the results of its operations for the three month period ended September 30, 2007 and for the period from May 14, 2007 (inception) through September 30, 2007, and its cash flows for the period from May 14, 2007 (inception) through September 30, 2007. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

The Company’s ability to commence operations was contingent upon obtaining adequate financial resources through an initial public offering (“Offering”), which the Company consummated on October 29, 2007, issuing 10,000,000 Units at a price of $8.00 per Unit. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, management placed $7.92 per Unit sold in the Offering, or $79,200,000 into a trust account (“Trust Account”) and invested these proceeds in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days, or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, providers of financing, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Two of the Company’s affiliates have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors, providers of financing, service providers or other entities that are owed money by the Company for services rendered to, or contracted for, or products sold to the Company. There can be no assurance that they will be able to satisfy those obligations. The net proceeds not held in the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

Secure America Acquisition Corporation
(a corporation in the development stage)

Notes to Unaudited Financial Statements  — (Continued)

Additionally, up to an aggregate of $1,000,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements and additional funds may be released to fund tax obligations. An additional $150,000 of interest earned (net of taxes) on the Trust Account balance may be released to the Company to repay a loan made to the Company by Secure America Acquisition Holdings, LLC.

The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. In the event that stockholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering (“Founders”), have agreed to vote their 2,500,000 founding shares of common stock in accordance with the vote of the majority of the shares voted by all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 2,999,999 shares sold in the Offering may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares of common stock held by the Founders prior to the consummation of the Offering.

On the effective date of the Offering (“Effective Date”), the Company’s Certificate of Incorporation was amended (i) to provide that the Company will continue in existence only until 24 months from the Effective Date of the Offering and (ii) to increase the number of authorized shares to 50,000,000. If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will dissolve and liquidate. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the warrants contained in the Units as discussed in Note 6).

Concentration of Credit Risk   —   The Company maintains cash in a bank deposit account which, at times, exceeds federally insured (FDIC) limits. The Company has not experienced any losses on this account.

Deferred Income Taxes   —   Deferred income taxes are provided for the differences between bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Secure America Acquisition Corporation
(a corporation in the development stage)

Notes to Unaudited Financial Statements  — (Continued)

The Company recorded a deferred income tax asset for the tax effect of temporary differences, aggregating approximately $934. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at September 30, 2007.

The effective tax rate differs from the statutory rate of 34% due to the increase in the valuation allowance.

Loss Per Share   —   Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.

2. Deferred Offering Costs

Deferred offering costs consist principally of legal and other professional fees incurred through the balance sheet date that are directly related to the Offering and that were charged to stockholders’ equity upon the receipt of the capital raised.

3. Note Payable to Stockholder

The Company issued an unsecured promissory note in an aggregate principal amount of $150,000 to a stockholder of the Company on June 4, 2007. The note is non-interest bearing and is payable on the earlier of June 4, 2008 or the consummation of a Business Combination. Due to the short-term nature of the note, the fair value of the note approximates its carrying amount. The Company issued a second unsecured promissory note in an aggregate principal amount of $65,000 to a stockholder of the Company on October 19, 2007. The note was non-interest bearing and was payable on October 18, 2008. The Company repaid this note on October 29, 2007.

4. Commitments and Related Party Transactions

The Company presently occupies office space provided by an affiliate of one of the Founders. This affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate a total of $7,500 per month for such services commencing on the Effective Date.

Pursuant to letter agreements which the Founders entered into with the Company and the underwriters, the Founders have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

Secure America Acquisition Holdings, LLC, the principal initial stockholder of the Company, purchased a total of 2,075,000 warrants (“Founder Warrants”) at $1.00 per Warrant (for an aggregate purchase price of $2,075,000) privately from the Company. This purchase took place simultaneously with the consummation of the Offering. All of the proceeds received from this purchase were placed in the Trust Account. The Founder Warrants are identical to the warrants offered in this offering, except that (i) the Founder Warrants are not subject to redemption, (ii) the Founder Warrants may be exercised on a cashless basis while the warrants included in the units sold in this offering cannot be exercised on a cashless basis, (iii) upon an exercise of the Founder Warrants, the holders of the Founder Warrants will receive unregistered shares of our common stock, and (iv) subject to certain limited exceptions, the Founder Warrants are not transferable until they are released from escrow, as described below, which would only be after the consummation of a Business Combination. The Founder Warrants are differentiated from warrants sold as part of the Units in the Offering through legends contained on the certificates representing the Founder Warrants indicating the restrictions and rights specifically applicable to such Founder Warrants. Secure America Acquisition Holdings, LLC, the holder of the Founder Warrants, is beneficially owned by two of the Company’s independent directors. The Company has determined that the purchase price of $1.00 per Founder Warrant is above the average trading price for warrants of similarly structured blank check companies. Accordingly, the Company believes that the purchase price of the Founder Warrants is greater than the fair value of the warrants included in the Units and, therefore, the Company did not record compensation expense upon purchase of the Founder Warrants.

Secure America Acquisition Corporation
(a corporation in the development stage)

Notes to Unaudited Financial Statements  — (Continued)

Exercising warrants on a “cashless basis” means that, in lieu of paying the aggregate exercise price for the shares of common stock being purchased upon exercise of the warrant in cash, the holder forfeits a number of shares issuable upon exercise of the warrant with a market value equal to such aggregate exercise price. Accordingly, the Company will not receive additional proceeds to the extent the Founder Warrants are exercised on a cashless basis. Warrants included in the Units sold in the Offering are not exercisable on a cashless basis and the exercise price with respect to these warrants will be paid directly to the Company. The Founder Warrants have been placed in an escrow account at Continental Stock Transfer & Trust Company, acting as escrow agent, and will not be released from escrow until the later of (i) one year after the consummation of the Offering and (ii) sixty days after the consummation of the Company’s initial Business Combination.

Except for transfers to members of Secure America Acquisition Holdings, LLC, the Founder Warrants are not transferable (except in limited circumstances) or salable by the purchaser until the Company consummates a Business Combination, and are non-redeemable so long as the purchaser or a member transferee holds such warrants. The holders of Founder Warrants and the underlying shares of common stock are entitled to registration rights under an agreement to be signed on the date of the Offering to enable their resale commencing on the date such warrants become exercisable. The Company has elected to make the Founder Warrants non-redeemable in order to provide the purchaser and its member transferees a potentially longer exercise period for those warrants because they bear a higher risk while being required to hold such warrants until the consummation of a Business Combination. With those exceptions, the Founder Warrants have terms and provisions that are substantially identical to those of the warrants being sold as part of the Units in the Offering.

Prior to their release from escrow, the Founder Warrants may be transferred (i) to persons or entities controlling, controlled by, or under common control with Secure America Acquisition Holdings, LLC, or to any stockholder, member, partner or limited partner of such entity, or (ii) to family members and trusts of permitted assignees for estate planning purposes, or, upon the death of any such person, to an estate or beneficiaries of permitted assignees; in each case, such transferees will be subject to the same transfer restrictions as Secure America Acquisition Holdings, LLC until after the Company completes its initial Business Combination.

Secure America Acquisition Corporation
(a corporation in the development stage)

Notes to Unaudited Financial Statements  — (Continued)

If the purchaser or member transferees acquire warrants for their own account in the open market, any such warrants will be redeemable. If the Company’s other outstanding warrants are redeemed and the market price of a share of the Company’s common stock rises following such redemption, holders of the Founder Warrants could potentially realize a larger gain on exercise or sale of those warrants than is available to other warrant holders, although the Company does not know if the price of its common stock would increase following a warrant redemption. If the Company’s share price declines in periods subsequent to the redemption of the warrants and Secure America Acquisition Holdings, LLC or one of its existing members continue to hold the Founder Warrants, the value of the Founder Warrants still held by such persons may also decline.

5.    Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

The agreement with the underwriters prohibits the Company, prior to a Business Combination, from issuing preferred stock which participates in the proceeds of the Trust Account or which votes as a class with the Common Stock on a Business Combination.

6.    Subsequent Event

On October 29, 2007, the Company sold 10,000,000 Units at a price of $8.00 per Unit. Each Unit consists of one share of the Company’s common stock and one warrant. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.25 commencing on the later of the completion of a Business Combination and 12 months from the Effective Date and expiring four years from the Effective Date. The Company may redeem all of the warrants, at a price of $.01 per warrant upon 30 days’ notice while the warrants are exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In accordance with the warrant agreement relating to the warrants to be sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such warrant shall not be entitled to exercise such warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the warrants may expire unexercised and unredeemed.

Secure America Acquisition Corporation
(a corporation in the development stage)

Notes to Unaudited Financial Statements  — (Continued)

The Company agreed to pay the underwriters in the Offering an underwriting discount of 7.0% of the gross proceeds of the Offering. The underwriters were paid an underwriting discount of 3.0% of the gross proceeds of the Offering at closing. However, the underwriters have agreed that 4.0% ($3,200,000) of the underwriting discounts will not be payable unless and until the Company completes a Business Combination and have waived their right to receive such payment upon the Company’s liquidation if it is unable to complete a Business Combination and to forfeit a portion of such payment, on a pro rata basis, to pay converting stockholders.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This Quarterly Report on Form 10-QSB includes assumptions concerning our operations, future results, prospects and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us, including those contained in the “Risk Factors” section of our Registration Statement on Form S-1, as amended (File No. 333-144028), filed with the Securities and Exchange Commission on June 25, 2007, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings.

The following discussion should be read in conjunction with our unaudited financial statements and related notes thereto included elsewhere in this report.

Overview

We were formed on May 14, 2007, as a blank check company for the purpose of acquiring, or acquiring control of, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, one or more domestic or international operating businesses, which we refer to as our initial business combination. Our efforts in identifying a prospective target business will be limited to the homeland security industry, but not businesses that design, build or maintain mission-critical facilities. “Mission-critical” facilities are those facilities that shelter and support an organization's people, equipment and data to a level that far exceeds standards for normal facilities. Mission-critical facilities generally serve or house an essential business or government function that must operate absolutely reliably around the clock, 365 days per year, under any circumstances, such as data centers, operation centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Services that may be provided to mission-critical facilities include technology consulting, engineering and design management, construction management, system installations, operations management and facilities management and maintenance. We changed our name from “Fortress America Acquisition Corporation II” to “Secure America Acquisition Corporation” on August 6, 2007.

Results of Operations

As of September 30, 2007, we had not yet commenced any operations. Our entire activity since inception has been to prepare for our initial public offering, and concurrent private placement, of our equity securities. Following the offering, we will not generate any operating revenues until after completion of a business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after offering. Immediately after the offering, we will begin paying monthly fees of $7,500 per month to Homeland Security Capital Corporation, and we expect to incur increased expenses.

For the three months ended September 30, 2007, we had a net loss of approximately $78, attributable to organization and formation expenses of $80 and interest income of $2.

For the period from May 14, 2007 (inception) through September 30, 2007, we had a net loss of approximately $2,748, attributable to organization and formation expenses of $2,750 and interest income of $2.00.

Liquidity and Capital Resources

Our liquidity needs were satisfied through September 30, 2007 through receipt of $25,000 in stock subscriptions from our existing stockholders and a loan of $150,000 from Secure America Acquisition Holdings, LLC.

We consummated our initial public offering on October 29, 2007. Gross proceeds from this offering were $80,000,000. Net proceeds from (i) the sale of the units in the offering, after deducting offering expenses of approximately $625,000 and underwriting discounts and commissions of approximately $5,600,000, (ii) the sale of the founder warrants in a private placement to occur immediately prior to the closing of this offering for an aggregate purchase price of $2,075,000, and (iii) the $150,000 loan made to us by Secure America Acquisition Holdings, LLC, were $76,000,000. All of these net proceeds were placed in the trust account. An additional amount equal to 4.0% of the gross proceeds of this offering, or $3,200,000, is also being held in the trust account and will be used to pay the underwriters a deferred fee upon the consummation of our initial business combination, and will not be available for our use to acquire a target business. However, the underwriters have agreed that these deferred underwriting discounts will not be payable unless and until we consummate our initial business combination and have waived their right to receive such payment upon the our liquidation if we are unable to complete an initial business combination and to forfeit a portion of such payment, on a pro rata basis, to pay converting stockholders. We expect that most of the amounts held in the trust account will be used as consideration to pay the sellers of a target business or businesses with which we ultimately complete a business combination. We will use substantially all of the net proceeds of this offering not in the trust account to acquire, or acquire control of, a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the amounts held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business.

On the effective date of the offering, we amended our Certificate of Incorporation to (i) provide that we will continue in existence only until 24 months from the effective date of the offering and (ii) increase the number of authorized shares to 50,000,000. If we have not completed our initial business combination by such date, our corporate existence will cease and we will dissolve and liquidate. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including trust account assets) will be less than the initial public offering price per share in the offering, assuming no value is attributed to the warrants contained in the units.

Up to an aggregate of $1,000,000 of interest earned (net of taxes) on the trust account balance may be released to us to fund working capital requirements and additional funds may be released to fund our income tax obligations. We believe that these amounts will be sufficient to allow us to operate for at least the next 24 months, assuming that a business combination is not consummated during that time. Over this time period, we anticipate making the following expenditures:

•	approximately $400,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiation of a business combination;

•	approximately $100,000 of expenses for the due diligence and investigation of a target business;

•	approximately $150,000 of expenses in legal and accounting fees relating to our Securities and Exchange Commission reporting obligations;

•	approximately $180,000 of expenses in fees relating to our office space and certain general and administrative services; and

•
approximately $170,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $115,000 for director and officer liability and other insurance premiums, finders’ fees, consulting fees or other similar compensation, potential deposits, down payments or funding of a “no-shop” provision with respect to a particular business combination.

An additional $150,000 of interest earned (net of taxes) on the trust account balance may be released to us to repay the loan made to us by Secure America Acquisition Holdings, LLC.

We do not believe we will need additional financing following this offering in order to meet the expenditures required for operating our business prior to our initial business combination. We will need to obtain additional financing to the extent such financing is required to consummate a business combination or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, in which case we may issue additional securities or incur debt in connection with such business combination. Following a business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Commencing on October 23, 2007, and ending upon the acquisition of a target business, we began incurring a fee from Homeland Security Capital Corporation, an affiliate of C. Thomas McMillen, our chairman of the board and co-chief executive officer, of $7,500 per month for providing us with certain administrative, technology and secretarial services, as well as the use of certain limited office space in Arlington, Virginia.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons, also known as special purpose entities.

ITEM 3 - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based on that evaluation, our principal executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls.

During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

None.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 29, 2007, we consummated our initial public offering of 10,000,000 Units, each Unit consisting of one share of our common stock and one warrant to purchase one share of our common stock at an exercise price of $5.25 per share. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $80,000,000. SunTrust Robinson Humphrey acted as representative of the underwriters. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No.333-144028) that was declared effective by the Securities and Exchange Commission on October 23, 2007.

Simultaneously with the consummation of the initial public offering, we sold to Secure America Acquisition Holdings, LLC, our principal initial stockholder, a total of 2,075,000 founder warrants at $1.00 per founder warrant for an aggregate purchase price of $2,075,000.

The net proceeds from (i) the sale of the units in the offering, after deducting offering expenses of $625,000 and underwriting discounts and commissions of $5,600,000, (ii) the sale of the founder warrants, and (iii) the $150,000 loan made to us by Secure America Acquisition Holdings, LLC, were $76,000,000. All of these net proceeds were placed in the trust account. An additional amount equal to 4.0% of the gross proceeds of this offering, or $3,200,000, is also being held in the trust account and will be used to pay the underwriters a deferred fee upon the consummation of our initial business combination, and will not be available for our use to acquire a target business. However, the underwriters have agreed that these deferred underwriting discounts will not be payable unless and until we consummate our initial business combination and have waived their right to receive such payment upon the our liquidation if we are unable to complete an initial business combination and to forfeit a portion of such payment, on a pro rata basis, to pay converting stockholders.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None.

ITEM 5: OTHER INFORMATION.

None.

ITEM 6: EXHIBITS.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

31.2
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

31.3
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.3	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURE AMERICA ACQUISITION CORPORATION

Date: December 7, 2007	By: /s/ C. Thomas McMillen C. Thomas McMillen, Chairman and Co-Chief Executive Officer (Principal Executive Officer and Authorized Officer)

Date: December 7, 2007
By: /s/ Harvey L. Weiss Harvey L. Weiss, Co-Chief Executive Officer (Principal Executive Officer and Authorized Officer)