Form 10KSB
period 2007-12-31
Secure America Acquisition CORP
filed 2008-03-31
CIK 1402364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  to

Commission File Number: 0001-402364

SECURE AMERICA ACQUISITION CORPORATION

(Name of Small Business Issuer in Its Charter)

Delaware	26-0188408
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1005 North Glebe Road, Suite 500 Arlington, 22201 VA
(Address of Principal Executive Offices) (Zip Code)

(703) 528-7073

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.0001 Par Value Per Share	American Stock Exchange
Common Stock Purchase Warrants	American Stock Exchange
Units consisting of one share of Common Stock and one Warrant	American Stock Exchange

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ NO ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☒ NO ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common equity, as reported on the American Stock Exchange, was $72,500,000 as of March 25, 2008.

As of March 25, 2008, there were 12,500,000 shares of common stock, par value $.0001 per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Form (check one)Yes ☐ NO ☒

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this annual report on Form 10-KSB that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this annual report on Form 10-KSB may include, for example, statements about:

•	changing interpretations of generally accepted accounting principles;
•	outcomes of litigation, claims, inquiries or investigations;
•	continued compliance with government regulations;
•	statements about industry trends;
•	general economic conditions; and
•	geopolitical events and regulatory changes.

The forward-looking statements contained in this annual report on Form 10-KSB are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

SECURE AMERICA ACQUISITION CORPORATION

i

PART I

Item 1. Description of Business

Introduction

We were formed on May 14, 2007 as a blank check company for the purposes of acquiring, or acquiring control of, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more domestic or international operating businesses, which we refer to as our initial business combination. Our efforts in identifying a prospective target business will be limited to the homeland security industry, but not businesses that design, build or maintain mission-critical facilities. “Mission-critical” facilities are those facilities that shelter and support an organization's people, equipment and data to a level that far exceeds standards for normal facilities. Mission-critical facilities generally serve or house an essential business or government function that must operate absolutely reliably around the clock, 365 days per year, under any circumstances, such as data centers, operation centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Services that may be provided to mission-critical facilities include technology consulting, engineering and design management, construction management, system installations, operations management and facilities management and maintenance.

The registration statement for our initial public offering was declared effective October 23, 2007. We consummated our initial public offering on October 29, 2007, issuing 10,000,000 units at a price of $8.00 per unit. Our management has broad discretion with respect to the specific application of the net proceeds of our initial public offering, although substantially all of the net proceeds of our initial public offering are intended to be generally applied toward consummating a business combination with an operating business, also referred to as our initial business combination. There is no assurance that we will be able to successfully effect an initial business combination. Upon the closing of our initial public offering, we placed $7.92 per unit in our initial public offering, or $79,200,000 into a trust account and invested these proceeds in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of our initial business combination and (ii) liquidation of the Company. The placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, providers of financing, prospective target businesses or other entities it engages, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account, there is no guarantee that they will execute such agreements. C. Thomas McMillen and Harvey Weiss, our Co-Chief Executive Officers, have agreed that they will be liable under certain circumstances to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or vendors, providers of financing, service providers or other entities that are owed money by us for services rendered to or contracted for or products sold to us. There can be no assurance that they will be able to satisfy those obligations. The net proceeds not held in the trust account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $1,000,000 of interest earned on the trust account balance may be released to us to fund working capital requirements and additional funds may be released to fund tax obligations. An additional $150,000 of interest earned (net of taxes) on the trust account balance may be released to us to repay a loan made to us by Secure America Acquisition Holdings, LLC.

Simultaneously with the consummation of our initial public offering, Secure America Acquisition Holdings, LLC, the principal initial stockholder of the Company, purchased a total of 2,075,000 warrants, or founder warrants, at $1.00 per founder warrant (for an aggregate purchase price of $2,075,000) privately from the Company. All of the proceeds received from this private placement were placed in the trust account. The founder warrants are identical to the warrants offered in our first public offering, except that (i) the founder warrants are not subject to redemption, (ii) the founder warrants may be exercised on a cashless basis while the warrants included in the units sold in our first public offering cannot be exercised on a cashless basis, (iii) upon an exercise of the founder warrants, the holders of the founder warrants will receive unregistered shares of our common stock, and (iv) subject to certain limited exceptions, the founder warrants are not transferable until they are released from escrow, which would only be after the consummation of our initial business combination. The founder warrants are differentiated from warrants sold as part of the Units in our initial public offering through legends contained on the certificates representing the founder warrants indicating the restrictions and rights specifically applicable to such founder warrants.

Through December 31, 2007, we have drawn $280,000 of the funds that may be released to us from the trust account to fund working capital requirements. As of December 31, 2007, there was $79,466,371 held in the trust account.

Homeland Security Industry

We believe that the homeland security industry is among the fastest growing industries in the United States. According to the Civitas Group, a strategic advisory and investment services firm serving the homeland security market, the U.S. homeland security market was approximately $31 billion in 2006 and has a projected market size of $136 to $145 billion over the next five years. In addition, the global homeland security market, which was approximately $55 billion in 2006, is projected to exceed $170 billion by 2015, according to Homeland Security Research Corp., a homeland security market research firm. We believe that this anticipated growth should create attractive acquisition opportunities.

We are focused on a business combination in the U.S. homeland security industry, which we believe includes, among others, the following sectors:

•	nuclear and radiological detection and prevention;
•	transportation security; ground, aviation and port and marine;
•	border security;
•	physical infrastructure security;
•	cyber-security;
•	emergency and disaster preparedness and response;
•	bioterrorism prevention and detection;
•	counterterrorism and law enforcement;
•	domestic and foreign intelligence; and
•	other sectors impacted by homeland security issues or directive

We intend to strategically focus our efforts on four major phases encompassing domestic and global security threats: planning, prevention, response, and recovery. Although we may consider a target business in any segment of the homeland security industry, we currently intend to focus on companies with dual-use applications (i.e., companies with commercial private sector and homeland security applications) in the following segments:

Planning:  Companies that help prepare for a possible attack or disaster, including:

•	Security risk assessment, probability analysis, and simulation software for disaster planning;
•	Bio-information systems for casualty analysis;
•	Training for law enforcement, emergency, medical, security, food safety, and environmental remediation personnel; and
•	Medical and public health preparedness.

Prevention:  Companies that help anticipate and take action to block attacks or avoid or mitigate the consequences of physical, virtual or economic disasters, including:

•	Individual tracking and identification, including access control systems, smart cards, hardware, readers, software, and biometrics;
•	Surveillance and monitoring, including communication interception, digital video surveillance, intrusion detection, and infrared systems;

•	Chemical, biological, radiological, nuclear and other explosive detection and identification products and services;
•	Other remote sensing of air, food and water screening;
•	Physical security products, including personnel and vehicle armor, ballistic and blast protection, non-lethal munitions, safe rooms, and alarm systems;
•	Food safety products and services;
•	Software for intelligence, security and data analysis;
•	Data, cyber-security and information assurance;
•	Other critical infrastructure security products and services for the private sector;
•	Integrated security solution providers;
•	Risk mitigation including consultative services, background screening, and investigative services;
•	Energy infrastructure maintenance, protection and modernization;
•	Alternative energy products, produces and providers; and
•	Energy efficiency enhancement products and services.

Response:  Companies that help challenge attacks underway or cope with the immediate aftermath of an attack or a disaster, including:

•	Personal protection equipment;
•	Rapid containment products and services for chemical, biological or radiological agents;
•	Decontamination products and services to manage disaster occurrences;
•	Emergency alert and response communication hardware, software and services;
•	Advance fire suppression techniques;
•	Medical and public health disaster management, including treatment for bio-terror;
•	Terrorism-related insurance products and services;
•	Mobile medical and command control units; and
•	Energy supply alternatives and distribution management.

Recovery:  Companies that help restore and reconstruct governments and private enterprises after an attack or a disaster, including:

•	Environmental and infrastructure cleanup and disaster management services;
•	Recovery products, such as hydration, temporary housing, first aid materials, etc.;
•	Business continuity and substitute services for temporary loss of major services from attacks or disasters; and
•	Energy infrastructure redundancy and recovery products and services.

We have not prioritized among any segments and do not currently have a preference regarding the segment in which we consummate a business combination. Although we may consider a target business outside of the United States as a result of the increased globalization of business and heightened security concerns abroad, we currently intend to concentrate our search of target businesses in the United States.

While we may effect our initial business combination with more than one target business, which may be in different homeland security sectors, our initial business acquisition must be with one or more operating businesses the fair market value of which is, either individually or collectively, at least equal to 80% of our net assets (excluding deferred underwriters’ discounts and commissions held in the trust account) at the time of such business combination.

Regulation

As a result of our focus on homeland security, it is likely that companies we target for acquisition may derive revenue from federal, state and local government contracts directly or indirectly. It is likely, if we acquire such a business, that we must comply with and be affected by complex procurement laws and regulations, particularly at the federal level, including, but not limited to, the Federal Acquisition Regulation (and any supplements as applicable), Cost Accounting Standards, Truth-in-Negotiations Act and the Anti-Deficiency Act. See “Risk Factors” beginning on page13 of this annual report on Form 10-KSB. We are not currently aware of any licensing or training requirements that could be applicable to us or companies that we may target.

Effecting a Business Combination

General

We have not engaged in any substantive commercial business sine the consummation of our initial public offering. We intend to utilize cash derived from the proceeds of the our initial public offering, our capital stock, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of our initial public offering are intended to be generally applied toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect business combinations with more than one target business, it is likely that we will have the ability to initially complete only a single business combination with the proceeds of our initial public offering, although this may entail the simultaneous acquisitions of several operating businesses at the same time.

We Have Not Identified a Target Business

As of December 31, 2007, we have not selected any target business with which to seek a business combination. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses, other than our exclusion of businesses that design, build, or maintain mission-critical facilities.

Subject to the limitation that a target business have a fair market value of at least 80% of our net assets (excluding deferred underwriters’ discounts and commissions held in the trust account) at the time of the acquisition, as described below in more detail, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Accordingly, there is no basis for our investors to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community who will become aware that we are seeking a business combination partner via public relations and marketing efforts, direct contact by management or other similar efforts, who may present solicited or unsolicited proposals. Our stockholders, officers, directors and special advisors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. We may engage these professional firms or other individuals in the future, because we do not have full-time employees and our officers and directors may be limited in how much time they can devote to our affairs, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. Our management has experience in evaluating transactions but will retain advisors as they deem necessary to assist them in their due diligence efforts. In no event, however, will any of our existing officers, directors, special advisors or stockholders, or any of their affiliates, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the form of such transaction). After the consummation of a business combination, our initial stockholders, officers, directors and special advisors may remain associated in some capacity with the acquired business if they are able to negotiate mutually agreeable employment or consulting agreements as part of any such combination, which terms would be disclosed to stockholders in any proxy statement relating to such transaction. In no event, however, would any of our initial stockholders, officers, directors or special advisors receive a finder’s fee from any party to a business combination. Negotiations with respect to an employment or consulting agreement would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation for services they would render to the combined company after the consummation of a business combination. We do not have a policy that prohibits such persons from pursuing or negotiating such agreements in connection with a business combination.

We would consider entering into a business combination with a target business that is affiliated with our officers, directors, special advisors or stockholders, only after exploring transactions with respect to unaffiliated business targets, if our board of directors determines that a business combination with such affiliated entity would be in the best interests of our public stockholders and if we obtain an opinion from an independent investment banking firm, which may or may not be a member of the Financial Industry Regulatory Authority, or FINRA, that the business combination is fair to our unaffiliated stockholders from a financial point of view. Because the opinion will likely be addressed to our board of directors for their use in evaluating the transaction, we do not anticipate that our stockholders will be entitled to rely on such opinion. However, as the opinion will be attached to, and thoroughly described in, our proxy soliciting materials, we believe investors will be provided with sufficient information in order to allow them to properly analyze the transaction. While we will consider whether such opinion may be relied on by our stockholders when selecting an investment banking firm to provide a fairness opinion, it will not be dispositive as to which investment banking firm we decide to engage for such opinion. Other factors expected to be considered by our board of directors in making such decision include, among others, cost, timing and reputation of the investment bank, including its knowledge of the homeland security industry. However, as of December 31, 2007, there are no affiliated entities that we believe we would consider as a business combination target, nor will we consider for our initial business combination any of the target businesses that were considered by Fortress International Group, Inc. prior to its initial business combination.

Selection of a Target Business and Structuring of a Business Combination

Subject to the requirement that our initial business combination must be with a target business or businesses with a collective fair market value that is at least 80% of our net assets (excluding deferred underwriters’ discounts and commissions held in the trust account) at the time of such acquisition, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. Since the consummation of our initial public offering, we have been searching for a possible target business in the homeland security industry. In evaluating a prospective target business, our management will conduct the necessary business, legal and accounting due diligence on such target business and will consider, among other factors, the following:

•	financial condition and results of operations;
•	growth potential;

•	experience and skill of management and availability of additional personnel;
•	capital requirements;
•	competitive position;
•	stage of development of the products, provisions or services;
•	proprietary features and degree of intellectual property or other protection of the products, processes or services;
•	barriers to entry into the industry;
•	breadth of products or services offered;
•	degree of current or potential market acceptance of the products or services;
•	regulatory environment of the industry;
•	costs associated with effecting the business combination; and
•	relative valuation multiples of similar publicly traded companies.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us.

We expect that our officers will allocate a significant amount of their time, as necessary, for meetings with management and/or other representatives of target business candidates, site visits, due diligence, interviews with incumbent management, negotiations and any other activities necessary to complete a business combination. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties. We intend to have all prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. If any prospective target business refused to execute such agreement, it is unlikely we would continue negotiations with such target business. However, in no event will we enter into a definitive agreement for a business combination with a target business unless such entity executes a valid and enforceable waiver.

We will endeavor to structure a business combination so as to achieve the most favorable tax treatment to us, the target business and its stockholders, as well as our own stockholders. We cannot assure you, however, that the Internal Revenue Service or appropriate state tax authority will agree with our tax treatment of the business combination.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination. We will not pay any finders’ or consulting fees to our initial stockholders, or any of their respective affiliates, for services rendered to or in connection with a business combination.

Fair Market Value of a Target Business

In our initial business combination, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of our net assets (excluding the deferred underwriting discounts and commissions held in the trust account) at the time of such business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of our net assets (excluding the deferred underwriting discounts and commissions held in the trust account). We anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business. We may, however, structure a business combination to acquire less than 100% of such interests or assets of the target business but will not acquire less than majority voting control of the target business. This restriction will not preclude a reverse merger or similar transaction in which we acquire, or acquire control of, the target business. If we acquire only a controlling interest in a target business or businesses, the portion of such business that we acquire must have a fair market value equal to at least 80% of our net assets (excluding the deferred underwriting discounts and commissions held in the trust account). In order to consummate such a business combination, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund raising arrangement and have no current intention of doing so nor can we assure you that we will be able to locate or enter into a business combination with a target business on favorable terms or at all.

The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (which may include actual and potential sales, earnings, cash flow and/or book value). If our board is not able to determine independently that the target business has a sufficient fair market value, we will obtain an opinion from an independent investment banking firm, which may or may not be a member of FINRA, with respect to the satisfaction of such criteria. If we obtain such an opinion, we will include a summary of the opinion in the proxy statement we will mail to stockholders seeking their approval of our initial business combination. Because the opinion will likely be addressed to our board of directors for their use in evaluating the transaction, we do not anticipate that our stockholders will be entitled to rely on such opinion. However, as the opinion will be attached to, and thoroughly described in, our proxy soliciting materials, we believe investors will be provided with sufficient information in order to allow them to properly analyze the transaction. While we will consider whether such opinion may be relied on by our stockholders when selecting an investment banking firm to provide a fairness opinion, it will not be dispositive as to which investment banking firm we decide to engage for such opinion. Other factors expected to be considered by our board of directors in making such decision include, among others, cost, timing and reputation of the investment bank, including its knowledge of the homeland security industry. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Possible Lack of Business Diversification

Our business combination must be with a target business or businesses that collectively satisfy the minimum valuation standard at the time of such acquisition, as discussed above, although this process may entail the simultaneous acquisitions of several operating businesses at the same time. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

•	subject us to numerous economic, competitive and regulatory developments, and or all of which may have substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination; and
•	result in our dependency upon the development or market acceptance of a single or limited number of products or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’s Management

Although we intend to scrutinize closely the management of a prospective target business when evaluating the desirability of effecting a business combination, we can give no assurance that our assessment will prove to be correct. In addition, we can give no assurance that new members that join our management following a business combination will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While our Co-Chief Executive Officers may remain associated in senior management or advisory positions with us, for example, as a member of the board of directors or a consultant, following a business combination, they may not devote their full time and efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with such business combination, which would be negotiated at the same time as the business combination negotiations are being conducted and which may be a term of the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, the ability of such individuals to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Opportunity for Stockholder Approval of Business Combination

Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with any such transaction, we will also submit to our stockholders for approval a proposal to amend our amended and restated certificate of incorporation to provide for our corporate life to continue perpetually following the consummation of such business combination. The approval of the proposal to amend our amended and restated certificate of incorporation to provide for our perpetual existence in connection with a business combination would require the affirmative vote of a majority of our outstanding shares of common stock. Any vote to extend our corporate life to continue perpetually following the consummation of a business combination will be taken only if the business combination is approved. We will only consummate a business combination if stockholders vote both in favor of such business combination and our amendment to extend our corporate life.

In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, as amended, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

In connection with the vote required for any business combination, all of our initial stockholders, including all of our officers and directors, have agreed to vote their respective initial shares in accordance with the majority of the shares of common stock voted by the public stockholders. This voting arrangement shall not apply to shares included in units purchased following our initial public offering in the open market by any of our initial stockholders, officers and directors. Accordingly, they may vote these shares on a proposed business combination any way they choose. None of our initial stockholders, directors or officers purchased units in our initial public offering, the aftermarket or otherwise. However, they are not prohibited from making any such purchases in the aftermarket or otherwise. If they do so, our initial stockholders, including our directors and officers, will have a greater influence on the outcome of matters requiring stockholder approval, such as a business combination. To the extent that such initial stockholders, directors or officers make purchases of our securities in the aftermarket, such purchases may have an impact on the market price of our common stock. In such case, investors should consider the potential impact of any such purchases on the market price for our common stock and should not place undue reliance on such price, but should instead consider the merits of the proposed business combination in deciding whether or not to vote in favor of such business combination. In addition, such purchases may be made from public stockholders that have indicated their intention to vote against the business combination and exercise their conversion rights. Accordingly, such purchases could result in a business combination being approved that may have otherwise not been approved by our public stockholders, but for the purchases made by our initial stockholders, directors or officers.

We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 30% of the shares sold in our initial public offering both vote against the business combination and exercise their conversion rights. Voting against the business combination alone will not result in conversion of a stockholder’s shares into a pro rata share of the trust account. Such stockholder must have also exercised its conversion rights as described below.

Conversion Rights

At the time we seek stockholder approval of our initial business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Our initial stockholders will not have such conversion rights with respect to any shares of common stock owned by them, directly or indirectly, including their initial shares or any shares of common stock included in units purchased by them in the aftermarket. The actual per-share conversion price will be equal to the aggregate amount then on deposit in the trust account inclusive of any remaining interest after deduction for taxes payable, which shall be paid from the trust account (calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares sold in our initial public offering. The initial conversion price for every share would be approximately $7.92, or $0.08 less than the per-unit offering price of $8.00. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Stockholders will not be requested to tender their shares of common stock before a business combination is consummated. If a business combination is consummated, stockholders exercising their conversion rights will be sent instructions on how to tender their shares of common stock and when they should expect to receive the conversion amount. In order to ensure accuracy in determining whether the conversion threshold has been met, each stockholder exercising his, her or its conversion rights must continue to hold his, her or its shares of common stock until the consummation of the business combination. We will not charge converting stockholders any fees in connection with the tender of shares for conversion. If a stockholder votes against a business combination but fails to properly exercise his, her or its conversion rights, such stockholder will not have his, her or its shares of common stock converted and will therefore not receive his, her or its pro rata distribution of the trust account. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting.

It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock into their share of the trust account still have the right to exercise the warrants that they received as part of the units. We will not complete any business combination if public stockholders owning 30% or more of the shares sold in our initial public offering both exercise their conversion rights and vote against the business combination. Accordingly, it is our intention to structure and consummate a business combination in which public stockholders owning up to 2,999,999 shares of our common stock included in the units sold in our initial public offering may exercise their conversion rights, in which case the business combination may still be consummated. Although a 20% threshold has been more typical in offerings of this type, we have increased the threshold to reduce the risk of a small group of shareholders exercising undue influence on the approval process. However, the 30% threshold does entail certain risks, including making it easier for us to obtain stockholder approval of an initial business combination which a stockholder may not consider to be the most desirable business combination. In addition, the threshold may not optimize our capital structure.

Liquidation if No Business Combination

Our amended and restated certificate of incorporation provides that we will continue in existence only until October 29, 2009. This provision may not be amended except in connection with the consummation of a business combination. If we have not completed a business combination by such date, our corporate existence will cease except for the purposes of winding up our affairs and liquidating, pursuant to Section 278 of the Delaware General Corporation Law. This has the same effect as if our board of directors and stockholders had formally voted to approve our dissolution pursuant to Section 275 of the Delaware General Corporation Law. Accordingly, limiting our corporate existence to a specified date as permitted by Section 102(b)(5) of the Delaware General Corporation Law removes the necessity to comply with the formal procedures set forth in Section 275 (which would have required our board of directors and stockholders to formally vote to approve our dissolution and liquidation and to have filed a certificate of dissolution with the Delaware Secretary of State). We view this provision terminating our corporate life by October 29, 2009 as an obligation to our stockholders and will not take any action to amend or waive this provision to allow us to survive for a longer period of time except in connection with the consummation of a business combination.

If we are unable to complete a business combination by October 29, 2009, we will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest, plus any remaining net assets (subject to our obligations under Delaware law to provide for claims of creditors as described below). We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate such distribution. Our initial stockholders have waived their rights to participate in any liquidation distribution with respect to their existing shares. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. We will pay the costs of liquidation from our remaining assets outside of the trust account. If such funds are insufficient, Messrs. McMillen and Weiss have agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and have agreed not to seek or accept repayment of such expenses.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price would be approximately $7.92. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors (which could include vendors and service providers we have engaged to assist us in any way in connection with our search for a target business and that are owed money by us, as well as target businesses themselves) which could have higher priority than the claims of our public stockholders. Prior to completion of our initial business combination, we will seek to have all vendors, target businesses, prospective target businesses or other entities that we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders. In the event that a vendor, target business, prospective target business or other entity were to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Messrs. McMillen and Weiss, our Co-Chief Executive Officers and members of our board of directors, have agreed, pursuant to agreements with us and the representative of the underwriters, that if we liquidate prior to the consummation of a business combination, they will be personally liable, on a joint and several basis, to ensure that the amounts in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, to the extent that such target businesses, vendors or entities did not execute a valid and enforceable waiver. However, we have not requested that either of Messrs. McMillen or Weiss reserve for such indemnification obligations, and we therefore cannot assure you that they would be able to satisfy those obligations if required to do so. Accordingly, the actual per share liquidation price could be less than approximately $7.92, plus interest, due to claims of creditors. Furthermore, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the amounts held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least approximately $7.92 per share.

Our public stockholders will be entitled to receive funds from the trust account only in the event of the expiration of our corporate existence and our liquidation or if they seek to convert their respective shares into cash upon a business combination which they voted against and which is completed by us. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, as stated above, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after October 29, 2009 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date. Because we will not be complying with Section 280, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any claims of creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to our distributing the funds in the trust account to our public stockholders. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors and service providers (such as accountants, lawyers, investment bankers, etc.) and potential target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, we cannot assure you of this fact as there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. A court could also conclude that such agreements are not legally enforceable. As a result, if we liquidate, the per-share distribution from the trust account could be less than approximately $7.92 due to claims or potential claims of creditors.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the amounts held in the trust account to our public stockholders promptly after October 29, 2009, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Based upon publicly available information, there are approximately 151 blank check companies that have completed initial public offerings in the United States, out of which approximately 74 companies with more than $13.4 billion in trust combined are seeking to carry out a business plan similar to our business plan. Furthermore, there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings, and there are likely to be more blank check companies filing registration statements for initial public offerings prior to our completion of a business combination. Additionally, we may be subject to competition from entities other than blank check companies having a business objective similar to ours, including venture capital firms, leverage buyout firms and operating businesses looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, the following may not be viewed favorably by certain target businesses:

•	our obligation to seek stockholder approval of a business combination or obtain the necessary financial information to be included in the proxy statement to be sent to stockholders in connection with such business combination may delay or prevent the completion of a transaction;
•	our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses; and
•	the requirement to acquire an operating business that has a fair market value equal to at least 80% of our net assets (excluding deferred underwriting discounts and commissions held in the trust account) at the time of the acquisition could require us to acquire several companies or closely related operating businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate the business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that to the extent that our target business is a privately held entity, our status as a well-financed public entity may give us a competitive advantage over entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have three executive officers, two of whom are also members of our board of directors. These individuals are not obligated to contribute any specific number of hours per week and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full-time employees prior to the consummation of a business combination, although we expect each of our officers to devote an average of approximately ten hours per week to our business.

RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the material risks described below, which refer to our business and operations as of December 31, 2007, together with the other information contained in this annual report on Form 10-KSB before making a decision to invest in our securities. If any of the events described herein occur, our business, financial conditions, and results of operations may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Associated with Our Business

We are a recently formed development stage company with a limited operating history and, accordingly, you have only a limited basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated development stage company with no significant operating results to date. Since we have a limited operating history, you have only a limited basis upon which to evaluate our ability to achieve our business objective, which is to acquire, or acquire control of, an operating business in the homeland security industry. We have not conducted any discussions and we have no plans, arrangements or understandings with any prospective acquisition candidates. We will not generate any revenues (other than interest income on the proceeds of our initial public offering) until, at the earliest, after the consummation of a business combination. We cannot assure you as to when, or if, a business combination will occur.

We may not be able to complete a business combination within the required time frame, in which case our corporate existence will terminate and we will be forced to liquidate.

We must complete a business combination with a business or businesses whose fair market value is at least 80% of our net assets (excluding deferred underwriting discounts and commissions held in the trust account) at the time of the business combination within 24 months after the consummation of our initial public offering. If we fail to consummate a business combination within the required time frame, we will be forced to liquidate our assets. We may not be able to consummate a business combination for any number of reasons. We may not be able to find suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target business may be reduced as we approach the deadline for the consummation of a business combination. Furthermore, we will be unable to consummate a business combination if holders of 30% or more of the shares sold in our initial public offering vote against the transaction and elect to convert their stock into a pro rata share of the trust account even if a majority of our shareholders approve the transaction. If we fail to complete a specific business combination after expending substantial management time and attention and substantial costs for accountants, attorneys, and other advisors, such costs likely would not be recoverable, which could materially adversely affect subsequent attempts to locate and acquire another target business within the required time frame. We do not have any specific business combination under consideration and neither we nor any representative acting on our behalf has had any contacts with any target businesses regarding a business combination nor taken any direct or indirect actions to locate or search for a target business.

If we are forced to liquidate before a business combination and distribute the trust account, our public stockholders may receive less than $8.00 per share and our warrants will expire worthless.

If we are unable to complete a business combination and are forced to liquidate our assets, the per share liquidation may be less than $8.00 because of the expenses of our initial public offering, our general and administrative expenses and the anticipated costs of seeking a business combination. Furthermore, there will be no distribution with respect to our outstanding warrants and, accordingly, the warrants will expire worthless if we liquidate before the completion of a business combination. For a more complete discussion of the effects on our stockholders if we are unable to complete a business combination, see the section entitled “Description of the Business — Effecting a Business Combination — Liquidation if No Business Combination”.

If we are unable to consummate a business combination, our public stockholders will be forced to wait the full 24 months before receiving liquidation distributions.

We have 24 months in which to complete a business combination. We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought conversion of their shares. Only after the expiration of this full 24-month time period will public stockholders be entitled to liquidation distributions if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until such date.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to complete a business combination.

Based upon publicly available information, approximately 151 similarly structured “blank check” companies have completed initial public offerings in the United States and numerous others have filed registration statements. Of the “blank check” companies that have completed initial public offerings, 45 companies have consummated a business combination, while 24 other companies have announced that they have entered into definitive agreements or letters of intent with respect to potential business combinations but have not yet consummated such business combinations. Eight companies have failed to complete previously announced business combinations and have announced their pending dissolution and return of trust proceeds to stockholders. Accordingly, the remaining 74 “blank check” companies that we estimate to have raised approximately $13.4 billion that is currently held in trust accounts. While some of these companies have specific industries in which they must identify a potential target business, a number of these companies may consummate a business combination in any industry and/or geographic location they choose. As a result, we may be subject to competition from these and other companies seeking to consummate a business combination which, in turn, will result in an increased demand for privately held companies in these industries.

Further, the fact that only 69 of such companies have either consummated a business combination or entered into a definitive agreement for a business combination may indicate that there are fewer attractive target businesses available to such entities or that many privately-held target businesses are not inclined to enter into these types of transactions with publicly-held blank check companies like ours.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies, and other entities, domestic and international, competing for the type of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to the insurance industry.

Many of these competitors possess greater technical, human and other resources, or more local industry knowledge, than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target acquisitions we could potentially acquire with the net proceeds of our IPO, our ability to compete with respect to the acquisition of certain target acquisitions that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target acquisitions. Furthermore, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction. Additionally, our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target acquisitions. Also, our obligation to convert into cash the shares of common stock in certain instances may reduce the resources available for a business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

We cannot assure you we will be able to successfully compete for an attractive business combination. Additionally, because of this competition, we cannot assure you we will be able to effectuate a business combination within the prescribed time period. If we are unable to consummate a business combination within the prescribed time period, we will be forced to liquidate.

If third parties bring claims against us, the amount held in the trust account could be reduced and the per share liquidation price received by stockholders will be less than $7.92 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account. Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Accordingly, the amount held in the trust account could be subject to claims which could take priority over the claims of our public stockholders and the per share liquidation price could be less than $7.92, plus interest, due to claims of such creditors. If we are unable to complete a business combination and are forced to liquidate, Messrs. McMillen and Weiss, our Co-Chief Executive Officers and members of our board of directors, have agreed that they will be personally liable, on a joint and several basis, to ensure that the amounts in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, to the extent that such target businesses, vendors or entities did not execute a valid and enforceable waiver. However, we have not requested that either of Messrs. McMillen or Weiss reserve for these indemnification obligations, and we therefore cannot assure you that they will be able to satisfy those obligations if required to do so or that the amounts in the trust account will not be reduced by such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the amounts held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our public stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $7.92 per share.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated certificate of incorporation provides that we will continue in existence only until October 29, 2009. If we have not completed a business combination by such date and amended this provision in connection thereto, pursuant to the Delaware General Corporation Law, our corporate existence will cease except for the purposes of winding up our affairs and liquidating. Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after the expiration of the twenty four month period and, therefore, we do not intend to comply with those procedures. Because we will not be complying with those procedures, we are required, pursuant to Section 281(b) of the Delaware General Corporation Law, to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to distributing the funds held in the trust to stockholders. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to such third parties by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the amounts held in the trust account to our public stockholders promptly after October 29, 2009, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Since we have not currently selected a prospective target business with which to complete a business combination, investors in our initial public offering are unable currently to ascertain the merits or risks of the target business’ operations.

Since we have not yet identified a prospective target business, investors in our initial public offering have no current basis to evaluate the possible merits or risks of the target business’ operations. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a target business. For a more complete discussion of our selection of a target business, see the section above entitled “Description of the Business —  Effecting a Business Combination — We Have Not Identified a Target Business”.

If the interest earned on the funds held in the trust account that may be released to us is insufficient to allow us to operate for at least the next 24 months, we may be unable to complete a business combination.

We believe that, upon consummation of our initial public offering, the interest earned on the funds held in the trust account that may be available to us will be sufficient to allow us to operate for at least the next 24 months, assuming that a business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. We could use a portion of these funds to engage consultants to assist us with our search for a target business. We could also use a portion of these funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to prevent a target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into such a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we may not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

A decline in interest rates could limit the amount available to fund our search for a target business or businesses and complete a business combination since we will depend on interest earned on the trust account to fund our search, to repay the loan to our principal initial stockholder, to pay our income tax obligations and to complete our initial business combination.

We will depend on sufficient interest being earned on the amounts held in the trust account to provide us with the working capital we will need to identify one or more target businesses and to complete our initial business combination, as well as to repay the loan to our principal initial stockholder, and to pay any income tax obligations that we may owe. While we are entitled to have released to us for such purposes certain interest earned on the funds in the trust account, a substantial decline in interest rates may result in our having insufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our initial stockholders to operate or may be forced to liquidate. Our initial stockholders are under no obligation to advance funds in such circumstances.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our amended and restated certificate of incorporation, which we filed immediately prior to the effectiveness of our initial public offering, authorizes the issuance of up to 50,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. Immediately after our initial public officer, there were 25,425,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants) and all of the 1,000,000 shares of preferred stock available for issuance. Although we have no commitments to issue our securities as of December 31, 2007, we may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of investors in our initial public offering;
•	will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors;
•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stock; and
•	may adversely affect prevailing market prices for our common stock.

Similarly, if we issued debt securities, it could result in:

•	default and foreclosure on our assets if our operating cash flow after a business combination were insufficient to pay our debt obligations;
•	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a valid and enforceable waiver or renegotiation of that covenant;
•	our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand;
•	covenants that limit our ability to acquire capital assets or make additional acquisitions; and
•	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

The value of your investment in us may decline if any of these events occurs.

For a more complete discussion of the possible structure of a business combination, see the section above entitled “Effecting a Business Combination — Selection of a Target Business and Structuring of a Business Combination.”

Our initial stockholders, including certain of our officers and directors, control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

Upon consummation of our initial public offering and the private placement, our initial stockholders (including all of our officers and directors) collectively owned approximately 20% of our issued and outstanding shares of common stock. In addition, our principal initial stockholder also purchased an aggregate of $2,075,000 of founder warrants directly from us immediately prior to the closing of our initial public offering at a price per warrant of $1.00. The purchase of founder warrants, together with any other acquisitions of our shares (or warrants which are subsequently exercised), could permit our initial stockholders to effectively influence the outcome of all matters requiring approval by our stockholders at such time, including the election of directors and approval of significant corporate transactions, following the consummation of our initial business combination. None of our initial stockholders, directors, officers or special advisors purchased units in our initial public offering, the aftermarket or otherwise. However, they are not prohibited from making any such purchases in the aftermarket or otherwise. If they do so, our initial stockholders, including our directors, officers and special advisors, will have a greater influence on the outcome of matters requiring stockholder approval, such as a business combination. Our initial stockholders, directors and officers have not established any specific criteria that would trigger purchases of our securities in the aftermarket or in private transactions, but they would most likely consider a variety of factors, including whether they believed that such securities were undervalued and represented a good investment. Any such purchases would be made in compliance with all applicable securities laws and our insider trading policy.

In addition, our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our existing stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our existing stockholders will continue to exert control at least until the consummation of a business combination.

Since our initial stockholders, including our directors and officers, will lose their entire investment in us if a business combination is not consummated, our initial stockholders, directors or officers may purchase shares of our common stock from stockholders who would otherwise choose to vote against a proposed business combination or exercise their conversion rights in connection with such business combination.

Each of our initial stockholders owns shares of our common stock (which were purchased for an aggregate of $25,000) which will be worthless if we do not consummate a business combination. In addition, certain of our initial stockholders purchased founder warrants exercisable for our common stock (for an aggregate of $2,075,000), which will also be worthless if we do not consummate a business combination. Given the interest that our initial stockholders, directors and officers have in a business combination being consummated, it is possible that our initial stockholders, directors or officers will acquire securities from public stockholders that have indicated their intention to vote against the business combination and exercise their conversion rights in order to change their vote and insure that the business combination will be approved. Accordingly, such purchases could result in a business combination being approved that may have otherwise not been approved by our public stockholders, but for the purchases made by our initial stockholders, directors or officers.

Our ability to effect a business combination successfully and to be successful afterward will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination and whom we would have only a limited ability to evaluate. It is also likely that our current officers and directors will resign upon the consummation of a business combination.

Our ability to effect a business combination successfully will be totally dependent upon the efforts of our key personnel. The future role of our key personnel following a business combination, however, cannot presently be fully ascertained. Although we expect our Co-Chief Executive Officers to remain associated with us following a business combination in senior management or advisory positions, such as a member of the board of directors or a consultant, it is unlikely that the rest of our current management will be able to remain with the combined company after the consummation of a business combination. Thus, we will likely employ other personnel following the business combination. While we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company, as well as United States securities laws, which could cause us to have to expend time and resources helping them become familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Because all of our officers and directors currently, directly or indirectly, own shares of our common stock that will not participate in liquidating distributions, they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

All of our officers and directors, either directly or indirectly, own shares of our common stock. None of these persons will have the right to receive distributions from the funds held in the trust account with respect to shares of our common stock acquired by them prior to the completion of our initial public offering upon our dissolution and liquidation in the event we fail to complete a business combination, and they would lose their entire investment in us were this to occur. Therefore, the personal and financial interests of our officers and directors may influence their motivation in identifying and selecting target businesses and completing a business combination in a timely manner. This may result in a conflict of interest when determining whether the terms, conditions, and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Our officers and directors may allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours per week to our affairs. If our executive officers’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.

Our officers and directors and their affiliates currently are, and may in the future become, affiliated with entities engaged in business activities related to the homeland security industry, including activities that are similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

All of our officers and directors and their affiliates currently are, and may in the future become, affiliated with entities that are engaged in business activities similar to those intended to be conducted by us. Due to these existing affiliations, they and our other directors have fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us. These pre-existing fiduciary obligations could cause additional conflicts of interest for our officers and directors when determining to which entity a particular business opportunity should be presented. We cannot assure you that any of these conflicts will be resolved in our favor.

Our directors’ and officers’ interests in obtaining reimbursement for any out-of-pocket expenses incurred by them may lead to a conflict of interest in determining whether a particular target business is appropriate for a business combination and in the public stockholders’ best interest.

Our officers and directors will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account unless the business combination is consummated. These amounts are based on management’s estimates of the funds needed to fund our operations for the next 24 months and consummate a business combination. Those estimates may prove to be inaccurate, especially if a portion of the available proceeds is used to make a down payment in connection with a business combination or pay exclusivity or similar fees or if we expend a significant portion in pursuit of an acquisition that is not consummated. The financial interest of our officers and directors could influence their motivation in selecting a target business or negotiating with a target business in connection with a proposed business combination and thus, there may be a conflict of interest when determining whether a particular business combination is in the public stockholders’ best interest.

If management were to negotiate to be retained by the company post-business combination as a condition to any potential business combination, such negotiations may result in a conflict of interest.

Our current management will only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate mutually agreeable employment or consulting agreements as part of any such combination, which terms would be disclosed to stockholders in any proxy statement relating to such transaction. After the consummation of a business combination, our initial stockholders, officers, directors and special advisors may remain associated in some capacity with the acquired business if they are able to negotiate mutually agreeable employment or consulting agreements as part of any such combination, which terms would be disclosed to stockholders in any proxy statement relating to such transaction. In no event, however, would any of our initial stockholders, officers, directors or special advisors receive a finder’s fee from any party to a business combination. Negotiations with respect to an employment or consulting agreement would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation for services they would render to the combined company after the consummation of a business combination. We do not have a policy that prohibits such persons from pursuing or negotiating such agreements in connection with a business combination. The financial interest of our officers and directors, including any compensation arrangements, could influence their motivation in selecting, negotiating and structuring a transaction with a target business, and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.

Secure America Acquisition Holdings, LLC currently owns shares of our common stock which will not participate in liquidation distributions and, due to the fact that all of our current officers and certain of our directors are affiliated with Secure America Acquisition Holdings, LLC, a conflict of interest may arise in determining whether a particular target acquisition is appropriate for a business combination.

Secure America Acquisition Holdings, LLC owns 2,360,000 shares of our common stock that were issued prior to our initial public offering and has waived its right to receive distributions with respect to all of such shares upon our liquidation if we are unable to consummate a business combination. The shares acquired prior to our initial public offering by our initial stockholders will be worthless if we do not consummate a business combination. All of our current officers and certain of our directors are affiliated with Secure America Acquisition Holdings, LLC and, therefore, the personal and financial interests of our officers and certain of our directors may influence their motivation in timely identifying and selecting a target acquisition and completing a business combination. Consequently, our officers’ discretion, and the discretion of certain of our directors, in identifying and selecting a suitable target acquisition, may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest and, as a result of such conflicts, management may choose a target acquisition that is not in the best interests of our stockholders. We cannot assure you that any such conflict will be resolved in our favor.

It is probable that we will only be able to complete one business combination with the proceeds of our initial public offering, which will cause us to be solely dependent on a single business and a limited number of products or services.

The net proceeds from our initial public offering will provide us with approximately $76,000,000 which we may use to complete a business combination. Our initial business combination must be with a business or businesses with a collective fair market value of at least 80% of our net assets (excluding deferred underwriters’ discounts and commissions held in the trust account) at the time of such acquisition. We may further seek to acquire a target business that has a fair market value significantly in excess of 80% of our net assets. Although as December 31, 2007, we have not engaged or retained, had any discussions with, or entered into any agreements with, any third party regarding any such potential financing transactions, we could seek to fund such a business combination by raising additional funds through the sale of our securities or through loan arrangements. However, if we were to seek such additional funds, any such arrangement would only be consummated simultaneously with our consummation of a business combination.

We may not be able to acquire, or acquire control of, more than one target business because of various factors, including possible complex domestic or international accounting issues, which would include generating pro forma financial statements reflecting the operations of several target businesses as if they had been combined, and numerous logistical issues, which could include attempting to coordinate the timing of negotiations, proxy statement disclosure and closings with multiple target businesses. In addition, we would also be exposed to the risks that conditions to closings with respect to the acquisition of one or more of the target businesses would not be satisfied bringing the fair market value of the initial business combination below the required threshold of fair market value of 80% of our net assets (excluding deferred underwriting discounts and commissions held in the trust account). Consequently, it is probable that, unless the purchase price consists substantially of our equity, we will have the ability to complete only the initial business combination with the proceeds of our initial public offering. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering will be sufficient to allow us to consummate a business combination, we have not yet identified any prospective target business and we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering prove to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds outside of the trust account in search of a target business, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, it is possible that we could use a portion of the funds not in the trust account to make a deposit, down payment or fund a “no-shop” provision with respect to a proposed business combination, although we do not have any current intention to do so. In the event that we were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), we may not have a sufficient amount of working capital available outside of the trust account to conduct due diligence and pay other expenses related to finding a suitable business combination without securing additional financing. If we were unable to secure additional financing, we would most likely fail to consummate a business combination in the allotted time and would be forced to liquidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds, private equity firms and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further:

•	our obligation to seek stockholder approval of a business combination may materially delay the consummation of a transaction;
•	our obligation to convert the shares of common stock into cash in certain instances may materially reduce the resources available for a business combination; and
•	our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these obligations may place us at a material competitive disadvantage in successfully negotiating a business combination, particularly against a competitor that does not need stockholder approval. Because of these factors, we may not be able to successfully compete for an attractive business combination, or to effectuate any business combination within the required time periods. If we do not find a suitable target business within such time periods, we will be forced to liquidate.

A significant portion of our working capital could be expended in pursuing business combinations that are not consummated.

We expect that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. In addition, we may opt to make down payments or pay exclusivity or other fees in connection with structuring and negotiating a business combination. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction, potentially including down payments or exclusivity or similar fees, would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the transaction for any number of reasons, including those beyond our control such as that 30% or more of our public stockholders vote against the transaction and exercise their conversion rights even though a majority of our public stockholders approve the transaction. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

Unlike most other blank check offerings, we allow public stockholders owning up to but less than 30% of our shares of common stock to exercise their conversion rights. The ability of a larger number of our stockholders to exercise their conversion rights may not allow us to consummate the most desirable business combination or optimize our capital structure.

When we seek stockholder approval of a business combination, we will offer each public stockholder (other than our initial stockholders) the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and consummated. Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata share of the trust account. Unlike most other blank check offerings which have a 20% threshold, we allow public stockholders owning up to but less than 30% of our shares of common stock to exercise their conversion rights. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

Unlike most other blank check offerings, we allow public stockholders owning up to but less than 30% of our shares of common stock to exercise their conversion rights. This higher threshold will make it easier for us to get a business combination approved over stockholder dissent, and you may not receive the full amount of your original investment upon exercise of your conversion rights.

When we seek stockholder approval of our initial business combination, we will offer each public stockholder (other than our initial stockholders and our officers and directors) the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and consummated. We will consummate the initial business combination only if (i) a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and (ii) public stockholders owning up to but less than 30% of the shares of common stock included in the units sold in our initial public offering vote against the business combination and exercise their conversion rights. Because we permit a larger number of stockholders to exercise their conversion rights, it will reduce the requirement to consummate an initial business combination with a target business which you may vote against, making it easier for us to get a business combination approved over stockholder dissent, and you may not receive the full amount of your original investment upon exercise of your conversion rights.

If we acquire a target business with operations outside of the United States, economic, political, social and other factors of the country where the target business operates may adversely affect our ability to achieve our business objectives.

If we seek to acquire a target business that operates in a foreign country, our ability to achieve our business objective may be adversely affected by economic, political, social and religious factors of the country where the target business operates. The economy of such country may differ favorably or unfavorably from the U.S. economy in such respects as, for example, the level of economic development, the amount of governmental involvement, the growth rate of its gross domestic product, the allocation of resources, the control of foreign exchange, the rate of inflation, capital reinvestment, resource self-sufficiency and balance of payments position. These differences may adversely affect our ability to acquire one or more businesses with operations outside the United States. Additionally, differences or changes in the country’s laws or regulations or political conditions may also impact our ability to acquire a foreign target business.

One or more countries where the target business operates may have corporate disclosure, governance and regulatory requirements that are different from those in the United States, which may make it more difficult or complex to consummate a business combination.

Companies in other countries are subject to accounting, auditing, regulatory and financial standards and requirements that differ, in some cases significantly, from those applicable to public companies in the United States, which may make it more difficult or complex to consummate a business combination. In particular, the assets and profits appearing on the financial statements of a company located outside the United States may not reflect its financial position or results of operations in the way they would be reflected had such financial statements been prepared in accordance with U.S. generally accepted accounting principles. There may be substantially less publicly available information about companies located outside the United States than there is about United States companies. Moreover, companies in other countries may not be subject to the same degree of regulation as are United States companies with respect to such matters as insider trading rules, tender offer regulation, shareholder proxy requirements and the timely disclosure of information. Legal principles relating to corporate affairs and the validity of corporate procedures, directors’ fiduciary duties and liabilities and shareholders’ rights for companies located outside the United States may differ from those that may apply in the United States, which may make the consummation of a business combination with such companies located outside of the United States more difficult. We therefore may have more difficulty in achieving our business objective.

Foreign currency fluctuations could adversely affect our business and financial results.

If we acquire a target business which does business and generates sales in one or more countries outside the United States, foreign currency fluctuations may affect the costs that we incur in such international operations. It is also possible that some or all of our operating expenses may be incurred in non-U.S. dollar currencies. The exchange rates between non-U.S. dollar currencies in those countries where we may have operations and the U.S. dollar could increase our costs and could harm our results of operations and financial condition.

Exchange controls that exist in certain countries may limit our ability to utilize our cash flow effectively following a business combination.

If we effect a business combination with a target business that operates in one or more countries outside of the United States, we may become subject to rules and regulations on currency conversion that are in effect in certain countries. Such rules and regulations may impose restrictions on conversion of local currency into foreign currencies with respect to entities with foreign equity holdings in excess of a certain level. Such restrictions on currency exchanges may limit our ability to use our cash flow for the distribution of dividends to our shareholders or to fund operations we may have outside of the countries where the target business operates.

Because any target business with which we attempt to complete a business combination may be required to provide our stockholders with financial statements prepared in accordance with, or which can be reconciled to, United States generally accepted accounting principles, prospective target businesses may be limited.

In accordance with requirements of United States federal securities laws, in order to seek stockholder approval of a business combination, a proposed target business may be required to have certain financial statements which are prepared in accordance with, or which can be reconciled to, U.S. generally accepted accounting principles and audited in accordance with U.S. generally accepted auditing standards. To the extent that a proposed target business does not have financial statements which have been prepared in accordance with, or which can be reconciled to, U.S. generally accepted accounting principles and audited in accordance with U.S. generally accepted auditing standards, we may not be able to complete a business combination with that proposed target business. These financial statement requirements may limit the pool of potential target businesses with which we may complete a business combination.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of U.S. courts predicated upon civil liabilities and criminal penalties against our directors and officers under federal securities laws.

Risks Associated with the Homeland Security Industry

We may acquire, or acquire control of, a company that contracts directly with the government on homeland security projects, or we may acquire, or acquire control of, a company that acts as a subcontractor, supplier or partner with another party or parties that contract with the government. In either case, the risk factors below may directly or indirectly impact us.

The loss or impairment of our relationship with governments and their agencies could adversely affect our business.

Our target company may derive a substantial portion of revenue from work performed under government contracts, either directly or as a subcontractor, partner or supplier to a party working under such a contract. If our target company or other company with which we had any such relationship were suspended or prohibited from contracting with the federal or state governments, or with a significant agency of the government, or if any of these agencies ceased doing business with them or significantly decreased the amount of business it does with them, our target company’s business, prospects, financial condition and operating results could be significantly impaired.

Changes in spending priorities may cause a reduction in the demand or profitability of the products or services we may ultimately produce or offer.

Government expenditures and expenditures by companies in the private sector on homeland security tend to fluctuate based on a variety of political, economic and threat factors. While spending authorization for homeland security by the government and private sector has increased in recent years, future levels of expenditures and authorizations for these programs may decrease, remain constant or shift to programs in areas where our target business does not currently provide products or services. A significant decline in government or private sector expenditures, or a shift of expenditures away from programs our target company supports, could adversely affect our target company’s business, prospects, financial condition or operating results.

Federal government contracts often contain provisions that are unfavorable, which could adversely affect our target company’s business.

Federal government contracts contain provisions and are subject to laws and regulations that give the government rights and remedies not typically found in commercial contracts, including those allowing the government to:

•	terminate existing contracts for convenience, as well as for default;
•	reduce or modify contracts or subcontracts;
•	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;
•	decline to exercise an option to renew a multi-year contract;
•	claim rights in products and systems produced by the company;
•	suspend or debar the company from doing business with the federal government or with a governmental agency; and
•	control or prohibit the export of products.

If the government terminates a contract for convenience, our target company may recover only its incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, our target company may not recover even those amounts, and instead may be liable for excess costs incurred by the government in procuring undelivered items and services from another source. As is common with government contractors, some of our target company’s contracts may experience performance issues in the future. Our target company may in the future receive “show cause” or cure notices under contracts that, if not addressed to the government’s satisfaction, could give the government the right to terminate those contracts for default or to cease procuring services under those contracts in the future. Even if we are not directly the party to a government contract, as in the case of a subcontract relationship, the impact of the above on the prime contractor would likely impact us directly.

We will likely have to comply with complex procurement laws and regulations which may impose added costs on our target company’s business.

Our target company will likely have to comply with and will be affected by laws and regulations relating to the formation, administration and performance of federal government contracts, which affect how they do business with their customers and may impose added costs on their business. For example, our target company or parties with which it does business will likely be subject to the Federal Acquisition Regulations and all supplements (including those issued by the Department of Homeland Security), which comprehensively regulate the formation, administration and performance of federal government contracts, and to the Truth-in- Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with contract negotiations. If a government review or investigation uncovers improper or illegal activities, our target company may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with federal government agencies, which could materially adversely affect our target company’s business, prospects, financial condition or operating results. In addition, our target company or parties with which it does business will likely be subject to industrial security regulations of the Department of Defense and other federal agencies that are designed to safeguard against foreigners access to classified information. We may also be liable for systems and services failure and security breaks with respect to the solutions, services, products, or other applications we sell to the government. If we were to come under foreign ownership, control or influence, our federal government customers could terminate or decide not to renew their contracts, and this could impair our ability to obtain new contracts. The government may reform its procurement practices or adopt new contracting rules and regulations, including cost-accounting standards, that could be costly to satisfy or that could impair our target company’s ability to obtain new contracts.

Government contracts are usually awarded through a competitive bidding process which entails risks not present in other circumstances.

A meaningful amount of the business that our target company may expect to seek directly or through parties with which it does business in the foreseeable future will likely be awarded through competitive bidding. Competitive bidding presents a number of risks, including the:

•	need to bid on programs in advance of the completion of their design, which may result in unforeseen technological difficulties and cost overruns;
•	substantial cost and managerial time and effort that our target company may spend to prepare bids and proposals for contracts that may not be awarded to our target company;
•	need to accurately estimate the resources and cost structure that will be required to service any contract our target company is awarded; and
•	expense and delay that may arise if our target company’s or its partners’ competitors protest or challenge contract awards made to our target company or partners pursuant to competitive bidding, and the risk that any such protest or challenge could result in the resubmission of bids on modified specifications, or in termination, reduction or modification of the awarded contract.

Our target company may not be provided the opportunity in the near term to bid on contracts that are held by other companies and are scheduled to expire if the government determines to extend the existing contracts. If our target company is unable to win particular contracts that are awarded through the competitive bidding process, they may not be able to operate in the market for services that are provided under those contracts for a number of years. If our target company is unable to consistently win new contract awards over any extended period, their business and prospects could be adversely affected.

Federal government customers spend their procurement budgets through multiple award contracts, and our failure to compete for post-award orders under these contracts could adversely affect our target company’s business.

Budgetary pressures and reforms in the procurement process may force our target company’s potential federal government customers to increasingly purchase goods and services through indefinite delivery, indefinite quantity, or IDIQ, contracts, General Services Administration, or GSA, schedule contracts and other similar multiple-award and/or government-wide acquisition contract vehicles. These contract vehicles do not guarantee work and may result in increased competition and pricing pressure causing our target company to make sustained post-award efforts to realize revenues under the relevant contract. Our target company may not be able to sell its services successfully or otherwise increase its revenues under these contract vehicles. Our target company’s failure to compete effectively in this procurement environment could have a material adverse effect on our target company’s business, prospects, financial condition and results of operations.

Our contracts with the federal government and its agencies will be subject to audits and cost adjustments.

The federal government audits and reviews performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. Like most government contractors, our target company’s contract costs will be audited and reviewed on a continual basis. In addition, non-audit reviews by the government may be conducted on all of its government contracts. An audit of work performed by our target company could result in a substantial adjustment to our revenues because any costs found to be improperly allocated to a specific contract will not be reimbursed, and revenues our target company may have already recognized may need to be refunded. If a government audit uncovers improper or illegal activities, our target company may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with federal government agencies. In addition, our target company could suffer serious harm to its reputation if allegations of impropriety were made.

Our target company may face inherent product liability or other liability risks which could result in a large claim against us.

Our target company may face the inherent risk of exposure to product liability and other liability claims resulting from the use of its products, especially to the extent such products will be depended upon in emergency, rescue and public safety situations that may involve physical harm or even death to individuals, as well as potential loss or damage to property. Despite quality control systems and inspection, there remains an ever-present risk of an accident resulting from a faulty manufacture or maintenance of products, or an act of an agent outside the control of the companies or their suppliers. A product liability claim, or other legal claims based on theories including personal injury or wrongful death, made against our target company could adversely affect its operations and financial condition. Although there may be insurance to cover the product liability claims, there is no assurance that the amount of coverage will be sufficient. Furthermore, we cannot assure you that our target company, if engaged in the sale of so-called “anti-terrorism technologies,” could avail itself of the liability protections intended to be afforded by the Support Anti-Terrorism by Fostering Effective Technologies Act of 2002, or the SAFETY Act.

Risks Associated with Our Securities

We may choose to redeem our outstanding warrants at a time that is disadvantageous to our warrant holders.

We may redeem our outstanding warrants (except for the founder warrants, which are non-redeemable so long as they are held by Secure America Acquisition Holdings, LLC or one of its existing members) at any time after the warrants become exercisable in whole and not in part, at a price of $0.01 per warrant, upon a minimum of 30 days’ prior written notice of redemption, if and only if, the last sales price of our common stock equals or exceeds $11.50 per share for any 20 trading days within a 30-trading day period ending three business days before we send the notice of redemption. Redemption of the warrants could force the warrant holders (i) to exercise the warrants and pay the exercise price therefor at a time when it may be disadvantageous for the holders to do so, (ii) to sell the warrants at the then current market price when they might otherwise wish to hold the warrants or (iii) to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants.

The ability of our stockholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

When we seek stockholder approval of any business combination, we will offer each public stockholder the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata portion of the trust account. Accordingly, because we will not know how many stockholders may exercise such conversion rights, if our business combination requires us to use substantially all of our cash to pay the purchase price, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

Our outstanding warrants may have an adverse effect on the market price of common stock and make it more difficult to effect a business combination.

We issued in our initial public offering, as part of the units, warrants to purchase 10,000,000 shares of common stock. We also issued founder warrants to purchase up to 2,075,000 shares of our common stock in a private placement that occurred immediately prior to the consummation of our initial public offering. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. In addition, other target businesses may not like the “cashless exercise” feature of our founder warrants, which may lead to additional dilution without receipt of any additional cash. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares issuable upon exercise of the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

If our initial stockholders exercise their registration rights, it may have an adverse effect on the market price of our common stock, and the existence of these rights may make it more difficult to effect a business combination.

Our initial stockholders are entitled to demand that we register the resale of their shares of common stock at any time after the date on which their shares are released from escrow, which, except in limited circumstances, will not be before one year after the consummation of our initial business combination. If our initial stockholders exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 2,500,000 shares of common stock eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

The holder of the founder warrants purchased in the private placement may exercise such warrants even if holders of the warrants purchased in this offering may not be able to exercise their warrants.

Because the founder warrants we sold to Secure America Acquisition Holdings, LLC in the private placement were issued pursuant to an exemption from the registration requirements under the federal securities laws, the holder of such warrants will be able to exercise its warrants even if, at the time of exercise, a prospectus relating to the common stock issuable upon exercise of such warrants is not current. The holders of the warrants purchased in our initial public offering will not be able to exercise them unless we have an effective registration statement and a current prospectus covering the shares issuable upon their exercise. As a result, the exercise of the founder warrants issued in the private placement would have a dilutive effect on the warrants purchased in our initial public offering and could cause the price of our common stock to drop below the exercise price of the warrants and cause the trading price of the warrants to decline or render the warrants worthless.

An effective registration statement may not be in place when a warrant holder desires to exercise warrants, thus precluding such investor from being able to exercise his, her or its warrants and causing such warrants to be practically worthless.

No warrant held by public stockholders will be exercisable and we will not be obligated to issue shares of common stock unless, at the time such holder seeks to exercise such warrant, a registration statement relating to the common stock issuable upon exercise of the warrant is effective and current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so, and if we do not maintain a current prospectus related to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants and we will not be required to settle any such warrant exercise. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current, the warrants held by public stockholders may have no value, the market for such warrants may be limited and such warrants may expire worthless. Notwithstanding the foregoing, the founder warrants may be exercisable for unregistered shares of common stock even if no registration statement relating to the common stock issuable upon exercise of the warrants is effective and current.

A warrant holder will only be able to exercise a warrant if the issuance of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless the common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Because the exemptions from qualification in certain states for resales of warrants and for issuances of common stock by the issuer upon exercise of a warrant may be different, a warrant may be held by a holder in a state where an exemption is not available for issuance of common stock upon an exercise and the holder will be precluded from exercise of the warrant. At the time that the warrants become exercisable (following our completion of a business combination), we expect to either continue to be listed on a national securities exchange, which would provide an exemption from registration in every state, or we would register the warrants in every state (or seek another exemption from registration in such states). Accordingly, we believe holders in every state will be able to exercise their warrants as long as our prospectus relating to the common stock issuable upon exercise of the warrants is current. However, we cannot assure you of this fact. As a result, the warrants may be deprived of any value, the market for the warrants may be limited and the holders of warrants may not be able to exercise their warrants if the common stock issuable upon such exercise is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside.

The American Stock Exchange may delist our securities from quotation on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on the American Stock Exchange, a national securities exchange. We cannot assure you that our securities will continue to be listed on the American Stock Exchange in the future prior to a business combination. Additionally, in connection with our business combination, it is likely that the American Stock Exchange may require us to file a new initial listing application and meet its initial listing requirements, as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the American Stock Exchange delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;
•	a limited amount of news and analyst coverage for our company;
•	reduced liquidity with respect to our securities; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

In order not to be regulated as an investment company under the Investment Company Act of 1940, or the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities.” Our business will be to identify and consummate a business combination and thereafter to operate the acquired business or businesses. We will invest the funds in the trust account only in treasury bills issued by the United States having a maturity of 180 days or less or money market funds meeting the criteria under Rule 2a-7 under the Investment Company Act until we use them to complete a business combination. By limiting the investment of the funds to these instruments, we believe that we will not be considered an investment company under the Investment Company Act. The initial public offering of our securities is not intended for persons who are seeking a return on investments in these types of instruments. The trust account and the purchase of government securities for the trust account is intended as a holding place for funds pending the earlier to occur of either: (i) the consummation of our primary business objective, which is a business combination, or (ii) absent a business combination, our dissolution, liquidation and distribution of our assets, including the amounts held in the trust account, as part of our plan of dissolution and liquidation. If we fail to invest the proceeds as described above or if we cease to be primarily engaged in our business as set forth above (for instance, if our stockholders do not approve a plan of dissolution and liquidation and the funds remain in the trust account for an indeterminable amount of time), we may be considered to be an investment company and thus be required to comply with the Investment Company Act.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and
•	restrictions on the issuance of securities;

each of which may make it difficult for us to consummate a business combination. We would also become subject to burdensome regulatory requirements, including reporting, record keeping, voting, proxy and disclosure requirements and the costs of meeting these requirements would reduce the funds we have available outside the trust account to consummate a business combination.

We may not obtain an opinion from an independent investment banking firm as to the fair market value of the target business or that the price we are paying for the business is fair to our stockholders and in the event we do obtain such an opinion, our stockholders may not be entitled to rely on such opinion.

We are not required to obtain an opinion from an independent investment banking firm that either the target business we select has a fair market value of at least 80% of our net assets held in trust (excluding the deferred underwriting discounts and commissions held in the trust account) at the time of such business combination or that the price we are paying is fair to stockholders unless (i) our board is not able to independently determine that a target business has a sufficient market value or (ii) the target business is affiliated with one or more of our initial stockholders, directors or officers. Investment banking firms providing fairness opinions typically place limitations on the purposes for which the opinion may be used, and there can be no assurances that, as a result of such limitations or applicable law, stockholders, in addition to the board of directors, will be entitled to rely on the opinion. We expect to require that any firm selected by us to provide a fairness opinion will adhere to general industry practice in stating the purposes for which its opinion may be used. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors.

In seeking a fairness opinion, we may not use an investment banking firm that is a member of the Financial Industry Regulatory Authority; accordingly, you may not be able to find readily the background of such firm and a fairness opinion issued by such a firm may not be accorded as much weight as it would if prepared by a firm regulated by FINRA.

We may seek a fairness opinion from an investment banking firm that is not regulated by the Financial Industry Regulatory Authority. An investor may not be able readily to find information regarding such firm, which firm would also lack the oversight that FINRA provides its member firms. Moreover, such a non-FINRA firm may not have the same reputation as those investment banking firms that are regulated by FINRA. Accordingly, you may not be familiar with or be able to obtain background information on such firm, and any fairness opinion prepared by such a firm may not be accorded the weight that an opinion prepared by a FINRA-regulated entity might have.

Item 2. Description of Property

We do not own any real estate or other physical property. We maintain our executive offices at 1005 North Glebe Road, Suite 550, Arlington, Virginia 22201. The cost for this space is included in the $7,500 per-month fee Homeland Security Capital Corporation charges us for general and administrative services pursuant to a letter agreement between us and Homeland Security Capital Corporation, an affiliate of Mr. McMillen. We consider our current office space adequate for our current operations up to the completion of a business combination.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuers Purchases of Equity Securities

Our units, common stock and warrants are traded on the American Stock Exchange under the symbols HLD.U, HLD and HLD.W, respectively. Each of our units consists of one share of our common stock and one warrant. The following table sets forth the range of high and low closing bid prices for the units, common stock and warrants for the period indicated. The units commenced public trading on October 23, 2007 and the common stock and warrants commenced separate public trading on January 18, 2008. Prior to October 23, 2007, there was no established public trading market for our units. Prior to January 18, 2008, there was no established public trading market for our common stock or warrants.

	Units		Common		Warrants
	High	Low	High	Low	High	Low
Quarter ended December 31, 2007	$8.00	$7.83	N/A	N/A	N/A	N/A

Holders of Common Equity

As of March 15, 2007, there was one holder of record of our units, seven holders of record of our common stock and two holders of record of our warrants. The units (and the shares of common stock included in the units) issued in our initial public offering were available initially only in book-entry form and are currently represented by one or more global certificates, which were deposited with, or on behalf of, DTC and registered in its name or in the name of its nominee. Accordingly, all of the public shares are held in “street name.”

Dividends

We have not paid any dividends on our units or our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On May 14, 2007, we issued 2,500,000 shares of our common stock to the individuals set forth below for $25,000 in cash, at an average purchase price of approximately $0.01 per share, as follows:

Stockholders	Number of Shares
Secure America Acquisition Holdings, LLC	2,360,000
Asa Hutchinson	50,000
S. Kent Rockwell	30,000
Philip A. McNeill	30,000
Mark A. Frantz	20,000
Brian C. Griffin	10,000

Such shares were issued in connection with our organization pursuant to the exemption from registration contained in the Section 4(2) of the Securities Act of 1933, as amended, as they were sold to sophisticated, wealthy individuals or entities.

In addition, on October 11, 2007, we issued 2,075,000 founder warrants, at $1.00 per warrant, to purchase an aggregate of 2,075,000 shares of our common stock at a per-share exercise price of $6.00. Such securities were issued pursuant to the terms of an Amended and Restated Founder Warrant Purchase Agreement dated October 11, 2007 and the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to Secure America Acquisition Holdings, LLC. The securities issued were sold for an aggregate offering price of $2,075,000, which proceeds have been deposited in the trust account.

Use of Proceeds from Our Initial Public Offering and Private Placement

The effective date of our registration statement, which was filed on Form S-1 under the Securities Act of 1933 (File No. 333-144028), and which relates to our initial public offering, was October 23, 2007. Each unit sold in our initial public offering consists of one share of common stock, $.0001 par value per share, and one warrant to purchase one share of common stock. Pursuant to our registration statement, we also registered common stock and warrants. Each warrant is exercisable for one share of common stock. A total of 11,500,000 units, including 1,500,000 units to cover any over allotments (although the underwriters’ over-allotment option was not exercised), were registered at a proposed maximum offering price of $92,000,000.

Our initial public offering was consummated on October 29, 2007. The managing underwriter for our initial public offering was SunTrust Robinson Humphrey. A total of 10,000,000 units were sold in our initial public offering for an aggregate offering price of $80,000,000. Each of our units became separable into its constituent parts of common stock and warrants on January 18, 2008.

Immediately prior to the consummation of our initial public offering, Secure America Acquisition Holdings, LLC purchased a total of 2,075,000 founder warrants at $1.00 per founder warrant (for an aggregate purchase price of $2,075,000) privately from the Company. All of the proceeds received from this private placement were placed in the trust account.

Our use of net proceeds of our initial public offering and the private placement are as set forth in the following table:

Gross proceeds
Offering gross proceeds	$80,000,000
Private placement gross proceeds	2,075,000
Total gross proceeds	82,075,000
Offering and private placement expenses
Underwriting discount (7.0% of offering gross proceeds, 3.0% of which is payable at closing and 4.0% of which is payable upon consummation of a business combination)(1)	5,600,000
Legal fees and expenses	433,374
Miscellaneous expenses	26,286
Printing and engraving expenses	109,015
Accounting fees and expenses	47,500
American Stock Exchange filing and listing fee	75,375
SEC registration fee	4,943
FINRA registration fee	16,600
Total offering and private placement expenses	6,313,093
Net proceeds after offering and private placement expenses	75,761,907
Net proceeds held in trust
Deferred underwriting discounts and commissions held in trust	3,200,000
Loans from existing stockholders placed in trust	150,000
Offering expenses paid from interest earned on amounts held in trust	88,093
Total held in trust	79,200,000
Percentage of gross proceeds of the Offering held in trust	99.0%

(1)	No discounts or commissions were paid with respect to the purchase of the founder warrants. $3,200,000 of the underwriting discounts and commissions were deposited in the trust account following the consummation of the Offering and is payable to the underwriters only if and when we consummate a business combination (less $0.32 for each share of our common stock that our public stockholders elect to convert in connection with the consummation of our initial business combination). In the event that a business combination is not consummated within the required time period, that amount will be included in the liquidating distribution to our public stockholders on a pro rata basis.

Of the proceeds from our initial public offering and the private placement, $79,200,000, of which $3,200,000 is attributable to the deferred underwriters’ discounts and commissions, was be placed in the trust account at SunTrust Bank, maintained by Continental Stock Transfer & Trust Company, acting as trustee. The funds held in the trust account were invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, in order to comply with certain exemptions under the Investment Company Act.

Except with respect to interest income (net of taxes) that may be released to us of (i) up to $1,000,000 to fund expenses related to investigating and selecting a target business and our other working capital requirements, (ii) $150,000 for the repayment of the loan made to us by Secure America Acquisition Holdings, LLC and (iii) any additional amounts we may need to pay our income tax obligations, the proceeds will not be released from the trust account until the earlier of the completion of a business combination or our liquidation. The amounts held in the trust account may be used as consideration to pay the sellers of a target business with which we complete a business combination. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business.

Commencing on the effective date of our initial public offering through the acquisition of a target business, we began paying Homeland Security Capital Corporation a monthly fee of $7,500 for general and administrative services, including office space, utilities and secretarial support. This arrangement was agreed to by Homeland Security Capital Corporation, an affiliate of Mr. McMillen, for our benefit and is not intended to provide Mr. McMillen compensation in lieu of a salary. We believe that, based on rents and fees for similar services in the Washington, D.C. metropolitan area, the fee charged by Homeland Security Capital Corporation is at least as favorable as we could have obtained from an unaffiliated third party. Upon completion of a business combination or our liquidation, we will no longer be required to pay these monthly fees. Other than the $7,500 per month administrative fee, no compensation of any kind (including finder’s, consulting or other similar fees) will be paid to any of our officers, directors, initial stockholders or any of their affiliates, prior to, or for any services they render in order to effectuate, the consummation of the business combination (regardless of the form of such transaction). However, these persons will receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with our financial statements and related notes thereto contained in this annual report on Form 10-KSB.

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

Results of Operations

For the period from May 14, 2007 (inception) through December 31, 2007, we had total income of $546,377, consisting of net interest income on investments held in trust and on cash balances maintained. Total expenses for this period were $267,634, consisting of $95,310 in formation and operating expenses and $172,324 in income tax expense. We had net income of $278,743 for the period.

Liquidity and Capital Resources

Prior to the consummation of our initial public offering, our liquidity needs were satisfied through receipt of $25,000 in stock subscriptions from our initial stockholders and a loan of $150,000 from Secure America Acquisition Holdings, LLC.

The net proceeds from (i) the sale of the units in our initial public offering, after deducting offering expenses of approximately $713,000 (of which approximately $88,000 was paid from interest earned on amounts held in the trust account) and underwriting discounts and commissions of approximately $5,600,000, (ii) the sale of the founder warrants in a private placement which occurred immediately prior to the closing of our initial public offering for an aggregate purchase price of $2,075,000 and (iii) the $150,000 loan made to us by Secure America Acquisition Holdings, LLC, were approximately $76,000,000. This entire amount was placed in the trust account. An additional amount equal to 4.0% of the gross proceeds of our initial public offering, or $3,200,000, was also placed in the trust account and will be used to pay the underwriters a deferred fee (or paid to public stockholders who elect to convert their common stock in connection with our initial business combination, as the case may be) upon the consummation of our initial business combination, and will not be available for our use to acquire a target business. We expect that most of the amounts held in the trust account will be used as consideration to pay the sellers of a target business or businesses with which we ultimately complete a business combination. We will use substantially all of the net proceeds of our initial public offering not in the trust account to acquire, or acquire control of, a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the amounts held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business.

We believe that the maximum $1,000,000 of interest earned (net of taxes) on the trust account balance that may be released to us as well as amounts necessary for our income tax obligations, will be sufficient to allow us to operate for at least the next 24 months, assuming that a business combination is not consummated during that time. Over this time period, we anticipate making the following expenditures:

•	approximately $400,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiation of a business combination;
•	approximately $100,000 of expenses for the due diligence and investigation of a target business;
•	approximately $150,000 of expenses in legal and accounting fees relating to our Securities and Exchange Commission reporting obligations;
•	approximately $180,000 of expenses in fees relating to our office space and certain general and administrative services; and
•	approximately $170,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $130,000 for director and officer liability and other insurance premiums, finders’ fees, consulting fees or other similar compensation, potential deposits, down payments or funding of a “no-shop” provision with respect to a particular business combination.

An additional $150,000 of interest earned (net of taxes) on the trust account balance may be released to us to repay the loan made to us by Secure America Acquisition Holdings, LLC.

Through December 31, 2007, we have drawn $280,000 of the funds that may be used by us from the trust account to fund working capital requirements and to repay loans made to us.

We do not believe we will need additional financing following our initial public offering in order to meet the expenditures required for operating our business prior to our initial business combination. We will need to obtain additional financing to the extent such financing is required to consummate a business combination or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, in which case we may issue additional securities or incur debt in connection with such business combination. Following a business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Item 7. Financial Statements

This information appears following Item 14 of this annual report on Form 10-KSB and is incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A(T). Controls and Procedures

(a) Management’s Annual report on Internal Control Over Financial Reporting.  An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2007 was made under the supervision and with the participation of our management. Based on that evaluation, our management concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

We do not currently, and are not required to, maintain an effective system of internal controls as defined by Section 404 of the Sarbanes-Oxley Act of 2002. We will be required to comply with the internal control requirements of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2008. As of December 31, 2007, we have not completed an assessment, nor have our auditors tested our systems, of internal control. We expect that we will assess the internal controls of our target business or businesses preceding the completion of a business combination and will then implement a schedule for implementation and testing of such additional controls as we may determine are required to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of its internal controls. Many small and mid-sized target businesses we consider for a business combination may have internal controls that need improvement in areas such as:

•	staffing for financial, accounting and external reporting areas, including segregation of duties;
•	reconciliation of accounts;
•	proper recordation of expenses and liabilities in the period to which they relate;
•	proof of internal review and approval of accounting items;
•	documentation of key accounting assumptions, estimates and/or conclusions; and
•	documentation of accounting policies and procedures.

Because it will take time, management involvement and perhaps outside resources to determine what internal control improvements are necessary for us to meet regulatory requirements and market expectations for our operation of a target business, we may incur significant expense in meeting our public reporting responsibilities, particularly in the areas of designing, enhancing, or remediating internal and disclosure controls. Doing so effectively may also take longer than we expect, thus increasing our exposure to financial fraud or erroneous financial reporting.

Once our management’s report on internal controls is complete, we will retain our independent auditors to assess management’s report on internal controls and to render an opinion on such report when required by Section 404. Additional matters concerning a target business’s internal controls may be identified in the future when the assessment and testing is performed.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

(b) Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth quarter of our last fiscal year, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(A) of the Exchange Act

Directors and Executive Officers

Our current directors, executive officers and special advisors are as follows:

Name	Age	Position
C. Thomas McMillen	55	Chairman of the Board, Co-Chief Executive Officer
Harvey L. Weiss	64	Co-Chief Executive Officer, Director
James Maurer	47	Chief Financial Officer and Secretary
Asa Hutchinson	56	Director
Philip A. McNeill	47	Director
S. Kent Rockwell	63	Director
Mark A. Frantz	39	Special Advisor
Brian C. Griffin	54	Special Advisor

C. Thomas McMillen has served as our Chairman and Co-Chief Executive Officer since inception and has over 18 years of experience in government, finance and mergers and acquisitions. From December 2004 until January 2007, he served as the Chairman of Fortress America Acquisition Corporation (now Fortress International Group, Inc.), where he currently serves as Vice Chairman. Mr. McMillen has also served, since August 2005, as the President, Chief Executive Officer and Chairman of the board of directors of Homeland Security Capital Corporation, a consolidator of homeland security companies that provides capital and management advice for developing companies. Mr. McMillen is also the Chairman of three of Homeland Security Capital Corporation’s subsidiaries, Nexus Technologies Group, Inc. (since February 2006), Security Holding Corp. (since August 2006), and Polimatrix, Inc. (since September 2006). In 2003, Mr. McMillen co-founded Global Secure Corp., a homeland security company providing integrated products and services for critical incident responders, and served as its Chief Executive Officer from March 2003 until February 2004. From February 2004 until February 2005, Mr. McMillen served as a consultant to Global Secure Corp. In addition, from October 2004 to July 2005, he served as a Chairman of the board of directors of Global Defense Corporation, a development stage company focused on acquiring companies in critical infrastructure security. From December 2002 to February 2004, Mr. McMillen served as Vice Chairman and Director of Sky Capital Enterprises, Inc., a venture firm, and until February 2005 served as a consultant. From March 2003 to February 2004, Mr. McMillen served as Chairman of Sky Capital Holdings, Ltd, Sky Capital Enterprises’ London stock exchange-listed brokerage affiliate. In addition, Mr. McMillen is a founder and has been Chief Executive Officer and Chairman of Washington Capital Advisors, LLC, a merchant bank, since 2003. He also served as Chairman of TPF Capital, Washington Capital Advisors, LLC’s predecessor company, from June 2001 through December 2002. Mr. McMillen has also been an independent consultant throughout his career. From November 1994 through February 1999, Mr. McMillen served as the Founder, Chief Executive Officer and Director of Nasdaq-listed Complete Wellness Centers, Inc., a medical multi-disciplinary clinic management company. Mr. McMillen was appointed by President Clinton to Co-Chair the President’s Council on Physical Fitness and Sports from 1993 to 1997. From 1987 through 1993, he served three consecutive terms in the United States House of Representatives from the 4th Congressional District of Maryland. Prior to that, Mr. McMillen played eleven years in the National Basketball Association. Mr. McMillen serves on the Board of Regents of the University of Maryland System. Mr. McMillen received a Bachelor of Science in chemistry from the University of Maryland and a Bachelor of Arts and a Master of Arts from Oxford University as a Rhodes Scholar.

Harvey L. Weiss has served as our Co-Chief Executive Officer and a member of our board of directors since inception and has over 35 years of experience in the information technology and security marketplace. From December 2004 until January 2007, he served as the President, Chief Executive Officer and a director of Fortress America Acquisition Corporation (now Fortress International Group, Inc.), where he currently serves as Chairman. Mr. Weiss has also served as a Director of Vision Technologies, Inc. since September 2006. From June 2002 to December 2004, Mr. Weiss served as the Chief Executive Officer and President of System Detection, Inc., a software security company and is presently serving as a consultant. From January 2002 to

June 2002, Mr. Weiss served as Chief Executive Officer of W Consulting LLC. From January 2001 to December 2002, he served as President of Engineering Systems Solutions, Inc., a security and biometrics integration firm. From June 1999 to December 2000, Mr. Weiss was the Chief Executive Officer and President of Global Integrity Corporation, a subsidiary of Science Applications International Corporation, which specializes in information security, and served as a Director until the company was sold in 2002. From October 1998 to May 1999, Mr. Weiss served as Vice President, Government and North America of Network Associates, Inc., now doing business as McAfee Inc. From January 1996 to October 1998, until sold to Network Associates, Inc., Mr. Weiss was President of the Commercial Division, Secretary, and Director of Trusted Information Systems, Inc., a Nasdaq-listed security network company. Prior to that time, from 1994 to 1996, Mr. Weiss served as President of Public Sector Worldwide Division for Unisys Corporation. From 1991 to 1993, Mr. Weiss was the Vice President of Sales and the President and Chief Operating Officer of Thinking Machines Corporation, a massively parallel processing company (the computing architecture used by the “supercomputer” product developed by Thinking Machine Corporation). Prior to that time, he served in various senior capacities in Digital Equipment Corporation. Mr. Weiss serves on the Board of Forterra Systems, Inc., a simulation company (one of Forterra’s products that creates interactive, virtual simulated environments), is a member of the Brookings Institution Council, and is a trustee of Capitol College. Mr. Weiss received a Bachelor of Science in Mathematics from the University of Pittsburgh.

James Maurer has served as our Chief Financial Officer and Secretary since our inception and has over 18 years of diversified finance and strategic planning experience. From January 2006 to February 2007, Mr. Maurer served as the Secretary of Homeland Security Capital Corporation. From July 2005 to March 2007, he also served as a consultant to Fortress America Acquisition Corporation, a special-purpose acquisition corporation focused on the homeland security industry which trades on the Over-the-Counter Bulletin Board under the ticker symbol “FAAC.” From December 2002 to April 2005, Mr. Maurer served as an advisor and consultant to the chief executive officer of BBC America, a United States-based cable television channel owned by the British Broadcasting Corporation. Previous to such time, Mr. Maurer served as the Chief Financial Officer of Inforum Communications, a consolidator of Internet service providers, from December 1998 to February 2001. Prior to that he held a variety of finance and business development positions with businesses in the wireless telecommunications industry. Mr. Maurer received his Bachelor of Arts in economics from Harvard University and his Master of Science in management from the MIT Sloan School of Management.

Asa Hutchinson has been a member of our board of directors since our inception. Mr. Hutchinson was one of the original leaders of the Department of Homeland Security, serving as Undersecretary for Border and Transportation Security for the first two years of the Department’s history, from January 2003 to March 2005. As one of the nation’s top-ranking homeland security officials after Secretary Tom Ridge, he was responsible for more than 110,000 federal employees housed in such agencies as the Transportation Security Administration, Customs and Border Protection, Immigration and Customs Enforcement, and the Federal Law Enforce- ment Training Center. In addition to managing the overall security of United States borders and transportation systems, he set immigration enforcement policies and developed and implemented visa security measures. Mr. Hutchinson served three terms in the United States House of Representatives from the 3rd Congressional District of Arkansas, from January 1997 to August 2001, and as Administrator of the Drug Enforcement Administration, from August 2001 to January 2003. Mr. Hutchinson currently resides in Little Rock, Arkansas. He has served as the chief executive officer of Hutchinson Group LLC, a homeland security and business consulting group, since March 2005, and as a partner in the law firm of Venable LLP in Washington, D.C., from March 2005 to March 2006 and since January 2007. Mr. Hutchinson is also the principal of Hutchinson Security Strategies, a consulting firm that develops comprehensive security plans for companies. Mr. Hutchinson currently serves as a director of Fortress International Group, Inc., where he serves as a member of the compensation committee, and also currently serves on the board of directors of SAFLINK Corporation. Mr. Hutchinson received a Bachelor of Science in accounting from Bob Jones University and a Juris Doctor from the University of Arkansas School of Law.

Philip A. McNeill has been a member of our board of directors since our inception. Since July 2002, Mr. McNeill has been a manager of and investor in the SPP Mezzanine group of companies, most recently as Managing Director and the Chief Investment Officer (since November 2003) of SPP Mezzanine Partners II, LLC, the management company of each of SPP Mezzanine Funding, LP, SPP Mezzanine Funding IIA, LP.

Prior to working with the SPP Mezzanine group of companies, Mr. McNeill served as Managing Director of Allied Capital Corporation, where he was co-head of its Private Finance and Mezzanine activities and a member of its Investment Committee. From the time of his appointment as Managing Director in June 1998 until he left Allied Capital in May 2002, the company grew from approximately $740 million in assets to nearly $2.4 billion. Mr. McNeill joined Allied Capital directly from M&T Capital, the Small Business Investment Company investment division of M&T Bank, where he was a Vice President of M&T Capital/M&T Bank and an investment professional from August 1988 to August 1993. Mr. McNeill serves on the board of directors of Homeland Security Capital Corporation (since December 2005), on the Whitman Advisory Council of the Martin J. Whitman School of Management at Syracuse University (since April 2005) and on the board of advisors of the National Foundation for Teaching Entrepreneurship for the Greater Washington Region (since December 1999), where he volunteers to mentor young entrepreneur students in inner-city schools. Mr. McNeill received a Bachelor of Science in Business Administration, with concentrations in accounting, finance, and law & public policy, from Syracuse University and a Masters in Business Administration from Harvard Business School.

S. Kent Rockwell has been a member of our board of directors since our inception. Mr. Rockwell is the Vice Chairman and Vice President, Corporate Development, of Argon ST, Inc. (NASDAQ: STST), and has been a director of that company since 1987. From 2000 until the merger of SenSyTech and Argon Engineering Associates, Inc. in the Fall of 2004, Mr. Rockwell was the Chief Executive Officer, Chief Financial Officer and Chairman of SenSyTech. From January 1998 to June 2000, Mr. Rockwell held the role of Vice Chairman and Chief Executive Officer of ST Research, the private company that became SenSyTech following its merger with Daedalus Enterprises, Inc. in 1998. From November 1986 to June 1997, Mr. Rockwell served as Chairman of the Board, Chief Executive Officer, and President of Astrotech International Corporation. Mr. Rockwell has also served as Chairman of Rockwell Forest Products, Inc. since 1983, Chairman of Appalachian Timber Services, Inc. since 1988, and Chairman and President of Rockwell Venture Capital, Inc. since 1983. Mr. Rockwell previously served on the board of Rockwell International, Inc. from 1973 to 1983. Mr. Rockwell earned a Bachelor of Arts in economics from Lafayette College and attended the Wharton School of the University of Pennsylvania.

Special Advisors

Mark A. Frantz has been a Special Advisor to our board of directors since our inception. Mr. Frantz has been a General Partner at RedShift Ventures since July 2006, where he is focused on software and media investments for RedShift Ventures and currently serves on the board of directors at portfolio companies Intelliworks and TerraGo Technologies. Mr. Frantz also serves on the board of directors at ODIN Technologies, the Northern Virginia Technology Council (NVTC) and the Commonwealth of Virginia's Research & Technology Advisory Council (VRTAC). Mr. Frantz has also been an investor/advisor to New Media Strategies (acq. by Meredith Corp., NYSE: “MDP”), Sourcefire (NASDAQ: “FIRE”) and Luna Innovations (Nasdaq: “LUNA”). From March to July 2006, Mr. Frantz was the Managing General Partner of In-Q-Tel, the strategic venture capital affiliate of the U.S. Intelligence Community. From January 2001 to March 2006, Mr. Frantz was with Carlyle Venture Partners, where he worked with Blackboard (NASDAQ: “BBBB”), Imagitas (acq. by Pitney Bowes, NYSE: “PBI”), ISR Solutions (acq. by Stanley Works, NYSE: “SWK”), Panasas, Grant Street Group and Secure Elements. Mr. Frantz joined Carlyle from Redleaf and prior to Redleaf, he was the Associate to the Senior Chairman of investment bank Alex. Brown. He also served as the Associate Director in his last position at The White House Office of Intergovernmental Affairs under President George H. W. Bush from December 1990 to January 1993 and as the economic and technology policy advisor to Pennsylvania Governor Tom Ridge from January 1995 to 1997. He holds a Bachelor of Arts degree from Allegheny College and Juris Doctor and Master of Business Administration degrees from the University of Pittsburgh.

Brian C. Griffin has been a Special Advisor to our board of directors since our inception. Dr. Griffin has served since January 2006 as Chairman of the Board of Clean Energy Systems, Inc. and has served as a member of the board of directors of Homeland Security Capital Corporation (OTC: HMSC.OB) since May 2007. Dr. Griffin served two terms as Oklahoma’s Secretary of Environment from April 1997 to January 2003.During that time, he chaired and was a member of several committees sponsored by the U.S. Environmental Protection Agency, the U.S. Department of Energy and the Southern States Energy Board. He was also a member of the Biomass & Bio-Energy Research and Development Federal Advisory Committee,

which was sponsored by the U.S. Environmental Protection Agency and the U.S. Department of Agriculture. Dr. Griffin also served as a member of the Coal & Advanced Power Systems Committee sponsored by the U.S. Department of Energy and the Southern States Energy Board from January 1999 to January 2003. In addition, he served as the National Chairman of the Interstate Technology and Regulatory Council from March 2001 to October 2003. In April 2003, President Bush appointed him to serve as the Federal Representative to the Southern States Energy Board, a position he still holds. Dr. Griffin received a Bachelor of Arts degree from Harvard University and was selected as a Rhodes Scholar. As a Rhodes Scholar, he attended Oxford University where he received his Master of Jurisprudence degree. He also earned a Juris Doctor degree from University of Oklahoma College of Law and a Master of Laws degree from Southern Methodist University.

We have no formal arrangements or agreements with these special advisors to provide any particular services to us, and they have no fiduciary obligations to us or our stockholders. These special advisors will provide advice, introductions to potential targets, and assistance to us, at our request, only if they are able to do so. Nevertheless, we believe that, with their business background and extensive contacts, they will be helpful to our search for a target business and our consummation of a business combination.

Mr. Frantz is one of our initial stockholders and Mr. Griffin is a member of Secure America Acquisition Holdings, LLC, our principal initial stockholder. Messrs. Frantz and Griffin have agreed to waive any right to receive a liquidation distribution with respect to their initial shares, to waive any right to exercise conversion rights with respect to any shares of our common stock owned or to be owned by them and to vote their initial shares in accordance with the majority of the shares of common stock voted by our public stockholders.

Number and Terms of Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the Class A directors, consisting of Philip A. McNeill, will expire at our first annual meeting of stockholders. The term of office of the Class B directors, consisting of S. Kent Rockwell and Asa Hutchinson, will expire at the second annual meeting. The term of office of the Class C directors, consisting of C. Thomas McMillen and Harvey L. Weiss, will expire at the third annual meeting.

These individuals will play a key role in identifying and evaluating prospective business combinations, selecting the target business, and structuring, negotiating and consummating its acquisition. We believe that the skills and expertise of these individuals, their collective access to potential target businesses acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to successfully identify and effect a business combination although we cannot assure you that they will, in fact, be able to do so.

Director Independence

The American Stock Exchange requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Messrs. Hutchinson, Rockwell and McNeill are our independent directors, constituting a majority of our board. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors. We would consider entering into affiliated transactions only after exploring transactions with respect to unaffiliated business targets, if our board of directors determines that a business combination with such affiliated entity would be in the best interests of our public stockholders and if we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view. As of the date of this prospectus, there are no affiliated entities that we believe we would consider as a business combination target, nor will we consider for our initial business combination any of the target businesses that were considered by Fortress International Group, Inc. prior to its initial business combination.

Board Committees

Our board of directors has an audit committee and a nominating committee.

Audit Committee

Our audit committee consists of Messrs. Hutchinson, Rockwell and McNeill. Each member of our audit committee is financially literate under the current listing standards of the American Stock Exchange, and our board of directors has determined that Mr. McNeill qualifies as an “audit committee financial expert,” as such term is defined by rules of the Securities and Exchange Commission.

The audit committee reviews the professional services and independence of our independent registered public accounting firm and our accounts, procedures and internal controls. The audit committee also selects our independent registered public accounting firm, reviews and approves the scope of the annual audit, reviews and evaluates with the independent public accounting firm our annual audit and annual consolidated financial statements, reviews with management the status of internal accounting controls, evaluates problem areas having a potential financial impact on us that may be brought to the committee’s attention by management, the independent registered public accounting firm or the board of directors, and evaluates all of our public financial reporting documents.

In addition, the audit committee reviews and approves all expense reimbursements made to our officers or directors. Any expense reimbursements payable to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Nominating Committee

We have established a nominating committee of the board of directors, which consists of Messrs. Hutchinson, Rockwell and McNeill, each of whom is an independent director. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics applicable to our directors and officers in accordance with applicable federal securities laws and the rules of the American Stock Exchange. We have filed a copy of our code of conduct and ethics as Exhibit 14.1 of Amendment No. 1 to our registration statement on Form S-1 (File No. 333-144028), filed with the SEC on August 8, 2007. You can review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of conduct and ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our code of conduct and ethics in a Current Report on Form 8-K.

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

•	None of our officers and directors are required to commit their full time to our affairs and, accordingly, they will have conflicts of interest in allocating management time among various business activities.

•	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. They may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see the previous section entitled “Directors and Executive Officers” and later in this section.

•	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by us.

•	Since our officers and directors indirectly own shares of our common stock and founder warrants that will be released from escrow only if a business combination is successfully completed and indirectly own founder warrants which will expire worthless if a business combination is not consummated, our officers and directors, of which certain members are affiliated with Secure America Acquisition Holdings, LLC, our principal initial stockholder, may have a conflict of interest in determining whether a particular target acquisition is appropriate to effect a business combination. The financial interests of Secure America Acquisition Holdings, LLC may influence their motivation in identifying and selecting a target acquisition, timely completing a business combination and securing the release of their stock.

•	Other than with respect to the business combination, we have not adopted a policy that expressly prohibits our directors, officers, special advisors, stockholders or affiliates from having a direct or indirect pecuniary interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such parties may have an interest in certain transactions in which we are involved and may also compete with us.

•	Certain members of our executive management may enter into consulting and employment agreements with us as part of a business combination, pursuant to which they may be entitled to compen- sation for their services. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business and timely completing a business combination.

As a result of certain other business affiliations, our officers and directors may have similar legal obligations to present business opportunities meeting the above listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above listed criteria. Some of our officers and directors have pre-existing fiduciary obligations to other businesses of which they are officers, directors or advisors. To the extent they identify business opportunities which may be suitable for the entities to which they owe a pre-existing fiduciary obligation, our officers and directors will honor those fiduciary obligations. Accordingly, they may not present opportunities to us that otherwise may be attractive to us unless the entities to which they owe a pre-existing fiduciary obligation (and any successors to such entities) have declined to accept such opportunities.

The following table sets forth the names of our officers and directors and their current affiliations that may present a conflict of interest with our goals and objectives. Our officers and directors have pre-existing fiduciary obligations to all such entities listed and they are prohibited from presenting business opportunities to us before presenting such opportunities to the entities listed.

Officer/Director	Entity to Which a Pre-Existing Obligation Exists
C. Thomas McMillen	Fortress International Group, Inc. (Vice Chairman; a holding company in the homeland security industry)
Homeland Security Capital Corporation (President, Chief Executive Officer and Chairman; a holding company in the homeland security industry)
Washington Capital Advisors, LLC (Chief Executive Officer, Chairman; a merchant bank specializing in middle market government contractors)
Harvey L. Weiss	Fortress International Group, Inc. (Vice Chairman)
Vision Technologies, Inc. (director; a camera and image management provider to government and enterprise customers)
Forterra Systems, Inc. (director; a software development company)

Officer/Director	Entity to Which a Pre-Existing Obligation Exists
Asa Hutchinson, Director	Hutchinson Group LLC (Chief Executive Officer; an employment consulting firm)
Fortress International Group, Inc. (director)
SAFLINK Corporation (director; a software development company)
Philip McNeill, Director	SPP Mezzanine Partners II, LLC (Managing Director and Chief Investment Officer; a management company of other investment management firms)
Homeland Security Capital Corporation (director)
S. Kent Rockwell, Director	Argon ST, Inc. (Vice Chairman and Vice President, Corporate Development; a developer of communications, intelligence, surveillance, and reconnaissance hardware systems)
Rockwell Venture Capital, Inc. (Chairman and President; a venture capital firm)

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

Mark Frantz and Brian Griffin do not owe us any fiduciary duty in their capacity as our special advisors.

Additionally, our officers and directors may become principals of a future blank check company formed to acquire one or more operating businesses, although they have no current intention of doing so. Furthermore, to the extent that any operating business in the homeland security industry becomes a potential target business of such future blank check company, our officers and directors must present such opportunity to us prior to presenting it to any such future blank check company. Accordingly, we believe, but cannot assure you, that potential conflicts of interest in relation to any such future blank check company will be resolved in our favor.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers has agreed, until the earliest of a business combination, our liquidation or such time as he ceases to be an officer, to present to our company for our consideration, prior to presentation to any other entity, any business opportunity which may reasonably be required to be presented to us under Delaware law, subject to any pre-existing fiduciary or contractual obligations he might have. We have not established any procedures to ensure that our officers observe these obligations.

In connection with the vote required for any business combination, our initial stockholders have agreed to vote their shares of common stock which were owned prior to our initial public offering in accordance with the vote of the public stockholders owning a majority of the shares of our common stock sold in our initial public offering. In addition, they have agreed to waive their rights to participate in any liquidation distribution with respect to their initial shares. Any common stock acquired by our initial stockholders, officers or directors in our initial public offering or aftermarket will be considered part of the holdings of the public stockholders. However, our initial stockholders and our officers and directors have agreed that if they acquire shares of our common stock in the aftermarket, they will vote all such shares in favor of our initial business combination. Except with respect to the conversion rights afforded to public stockholders and their obligation to vote such shares in favor of our initial business combination, our initial stockholders, officers and directors will have the same rights as other public stockholders with respect to shares of our common stock acquired in our initial public offering or in the aftermarket.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with our initial stockholders unless we have first explored transactions with respect to unaffiliated business targets, our board of directors has determined that such a business combination would be in the best interests of our public stockholders, and we obtain an opinion from an indepen- dent investment banking firm, which may or may not be a member of FINRA, that the business combination is fair to our unaffiliated stockholders from a financial point of view. We currently do not anticipate entering into our initial business combination with an entity affiliated with any of our initial stockholders.

Furthermore, in no event will any of our initial officers, directors, stockholders or special advisors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. All of these reports for the fiscal year ended December 31, 2007 were filed in a timely manner.

Item 10. Executive Compensation

No executive officer has received any cash compensation for services rendered and no compensation of any kind, including finder’s and consulting fees, will be paid to any of our initial stockholders, officers, directors, special advisors or any of their respective affiliates. Nor will any of our initial stockholders, officers, directors, special advisors or any of their respective affiliates receive any cash compensation for services rendered prior to or in connection with a business combination. However, all of these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because none of our directors may be deemed “independent” for such purposes, we will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

Commencing on the effective date of our initial public offering, we began paying Homeland Security Capital Corporation a fee of up to $7,500 per month for providing us with office space and certain office and administrative services. This arrangement was agreed to by Homeland Security Capital Corporation, an affiliate of Mr. McMillen, solely for our benefit and is not intended to provide Mr. McMillen compensation in lieu of a salary.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2008, based on 12,500,000 shares of common stock outstanding as of such date and information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage of Class
Secure America Acquisition Holdings, LLC(3)	2,360,000	18.9%
Philip A. McNeill(4)	2,390,000	19.2%
S. Kent Rockwell(5)	2,390,000	19.2%
C. Thomas McMillen(6)	1,308,333	10.5%
Harvey L. Weiss(7)	334,467	2.7%
Asa Hutchinson(8)	50,000	*
Mark A. Frantz	20,000	*
James E. Maurer(9)	52,000	*
Brian Taylor(10)	1,886,250	15.1%
Bulldog Investors(11)	1,738,150	13.9%
QVT Financial LP(12)	2,548,850	20.3%
Andrew M. Weiss, Ph.D.(13)	660,007	5.3%
Israel A. Englander(14)	1,082,500	8.7%
HBK Investments L.P.(15)	1,249,100	9.9%
Homeland Security Capital Corporation(16)	325,000	2.6%
Brian C. Griffin(17)	35,000	*
Michael T. Brigante(18)	82,500	*
All of our officers and directors as a group (6 individuals)	2,500,000	20%

*	Less than 1%
(1)	Unless otherwise indicated, the primary business address of each beneficial owner is 1005 North Glebe Road, Suite 550, Arlington, Virginia, 22201.
(2)	Except as specifically indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants or rights held by that person that are currently exercisable or exercisable, convertible or issuable within 60 days of March 15, 2008, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
(3)	Secure America Acquisition Holdings, LLC is the record holder of 2,360,000 shares of our common stock. Secure America Acquisition Holdings, LLC serves solely as a holding company with respect to our securities and has no operations. The membership interests of Secure America Acquisition Holdings, LLC are held as follows: C. Thomas McMillen (49.94%); Harvey L. Weiss (13.67%); Homeland Security Capital Corporation (13.77%); S. Kent Rockwell (10.59%); Michael Brigante (3.51%); James Maurer (2.22%); Philip A. McNeill (4.24%); Brian Griffin (1.06%) and Secure America Holdings, LLC (1%). Under the terms of a proxy agreement with the managing member, Secure America Holdings, LLC, Messrs. McNeill and Rockwell share voting and investment power with respect to all 2,360,000 shares of common stock held by Secure America Acquisition Holdings, LLC, although each of Messrs. McNeill and Rockwell disclaim beneficial ownership of such shares except to the extent of their respective pecuniary interests. The beneficial ownership reflected in this table does not include 2,075,000 shares of common stock issuable upon exercise of founder warrants that are not exercisable and will not become exercisable within 60 days.
(4)	Mr. McNeill is one of our independent directors. Reflects 2,360,000 shares of common stock owned by Secure America Acquisition Holdings, LLC and 30,000 shares of common stock owned by Mr. McNeill. Mr. McNeill shares voting and investment power with Mr. Rockwell with respect to all 2,360,000 shares held of record by Secure America Acquisition Holdings, LLC through a proxy agreement with its managing member, Secure America Holdings, LLC. Mr. McNeill disclaims beneficial ownership of all such shares held of record by Secure America Acquisition Holdings, LLC except to the extent of his pecuniary interests.

(5)	Mr. Rockwell is one of our independent directors. Reflects 2,360,000 shares of common stock owned by Secure America Acquisition Holdings, LLC and 30,000 shares of common stock owned by Mr. Rockwell. Mr. Rockwell shares voting and investment power with Mr. McNeill with respect to all 2,360,000 shares held of record by Secure America Acquisition Holdings, LLC through a proxy agreement with its managing member, Secure America Holdings, LLC. Mr. Rockwell disclaims beneficial ownership of all such shares held of record by Secure America Acquisition Holdings, LLC except to the extent of his pecuniary interests.
(6)	Mr. McMillen is our Chairman and Co-Chief Executive Officer. Mr. McMillen owns 55.5% of the membership interests of Secure America Acquisition Holdings, LLC, which includes 118,300 shares deemed to be beneficially owned by Mr. McMillen through his 36.4% ownership in Homeland Security Capital Corporation which includes 11,800 shares deemed to be beneficially owned by Mr. McMillen through his 50% ownership of Secure America Holdings, LLC, the managing member of Secure America Acquisition Holdings, LLC.
(7)	Mr. Weiss is our Co-Chief Executive Officer and a director. Mr. Weiss owns 14.2% of the membership interests of Secure America Acquisition Holdings, LLC, which includes 11,800 shares deemed to be beneficially owned by Mr. Weiss through his 50% ownership of Secure America Holdings, LLC, the managing member of Secure America Acquisition Holdings, LLC.
(8)	Mr. Hutchinson is a member of our board of directors.
(9)	Mr. Maurer is our Chief Financial Officer and Secretary. Reflects the ownership by Mr. Maurer of 2.2% of the membership interests of Secure America Acquisition Holdings, LLC, which is the record holder of 2,360,000 shares of our common stock. Mr. Maurer may be deemed to own beneficially 52,500 shares of our common stock. However, as noted in footnotes (4) and (5) above, Messrs. McNeill and Rockwell share voting and investment power with respect to all 2,360,000 shares of common stock held by Secure America Acquisition Holdings, LLC.
(10)	Based on information contained in a Schedule 13G filed with the SEC on October 30, 2007 by Brian Taylor, Pine River Capital Management L.P. and Nisswa Master Fund Ltd. Includes 968,650 shares owned by shares owned by Pine River Capital Management L.P. and 917,600 shares owned by Nisswa Master Fund Ltd. Brian Taylor is the sole member of Pine River Capital Management L.P. and a director of Nisswa Master Fund Ltd. Each of Brian Taylor, Pine River Capital Management L.P. and Nisswa Master Fund Ltd. disclaim beneficial ownership in the securities except to the extent of their pecuniary interest. The address is Brian Taylor, Pine River Capital Management L.P., 800 Nicolett Mall, Suite 2850, Minneapolis, Minnesota 55402.
(11)	Based on information contained in a Schedule 13G filed with the SEC on January 17, 2007 by Bulldog Investors, Phillip Goldstein and Andrew Dakos. Phillip Goldstein and Andrew Dakos are principals of Bulldog Investors. Clients of Phillip Goldstein and Andrew Dakos are entitled to receive dividends and sale proceeds. The address of Bulldog Investors is Park 80 West, Plaza Two, Saddle Brook, New Jersey 07663.
(12)	Based on information contained in a Schedule 13G/A filed with the SEC on February 19, 2008 by QVT Financial LP (“QVT Financial”), QVT Financial GP LLC, QVT Fund and QVT Associates GP LLC. QVT Financial LP is the investment manager for QVT Fund LP (the “Fund”), which beneficially owns 766,952 shares of common stock, and for Quintessence Fund L.P. (“Quintessence”), which beneficially owns 84,329 shares of common stock. QVT Financial is also the investment manager for a separate discretionary account managed for Deutsche Bank AG (the “Separate Account”), which holds 79,336 shares of common stock. QVT Financial has the power to direct the vote and disposition of the common stock held by the Fund, Quintessence and the Separate Account. Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate of 930,617 shares of common stock, consisting of the shares owned by the Fund and Quintessence and the shares held in the Separate Account. Excludes warrants held by the Fund, Quintessence and the Separate Account that are not exercisable until the later of the completion of our initial business combination or October 23, 2008. QVT Financial GP LLC, as General Partner of QVT Financial, may be deemed to beneficially own the same number of shares of common stock reported by QVT Financial. QVT Associates GP LLC, as General Partner of the Fund and Quintessence, may be deemed to beneficially own the aggregate number of shares of common stock owned by the Fund and Quintessence, and accordingly, QVT Associates GP LLC may be deemed to be the beneficial owner of an aggregate amount of 851,281 shares of common stock. Each of QVT Financial and QVT Financial GP LLC disclaims beneficial ownership of the shares of common stock owned by the Fund and Quintessence and held in the Separate Account. QVT Associates GP LLC disclaims beneficial ownership of all shares of common stock owned by the Fund and Quintessence, except to the extent of its pecuniary interest therein. The address for QVT Financial is 1177 Avenue of the Americas, 9th Floor, New York, New York 10036.
(13)	Based on information contained in a Schedule 13G filed with the SEC on February 11, 2008 by Weiss Asset Management, LLC (“Weiss Asset Management”), Weiss Capital, LLC (“Weiss Capital”) and Andrew M. Weiss Ph.D. Includes 461,924 shares held by Weiss Asset Management and 198,083 shares held by Weiss Capital. Shares held by Dr. Weiss include shares beneficially owned by a private investment partnership of which Weiss Management is the sole general partner and which may be deemed to be controlled by Dr. Weiss, who is the managing member of Weiss Management, and also includes shares held by a private investment corporation which may be deemed to be controlled by Dr. Weiss, who is the managing member of Weiss Capital, the investment manager of the private investment corporation. Dr. Weiss disclaims beneficial ownership of the shares reported beneficially owned by him except to the extent of his pecuniary interest. The address is for Weiss Management, Weiss Capital and Dr. Weiss is 29 Commonwealth Avenue, 10th Floor, Boston Massachusetts 02116.
(14)	Based on information contained in a Schedule 13G/A filed with the SEC on February 11, 2008 by Millenco, L.P. (“Millenco”), Millennium Management, L.L.C. (“Millennium Management”) and Israel A. Englander. Millennium Management, L.L.C. is the general partner of Millenco, and consequently may be deemed to have voting control and investment discretion over securities owned by Millenco. Mr. Englander is the managing member of Millennium Management. As a result, Mr. Englander may be deemed to be the beneficial owner of any shares deemed to be beneficially owned by Millennium Management. The address for Millenco, Millennium Management and Mr. Englander is 666 Fifth Avenue, New York, New York 10103.
(15)	Based on information contained in a Schedule 13G/A filed with the SEC on February 12, 2008 by HBK Investments L.P. (“HBK Investments”), HBK Services LLC (“Services”), HBK Partners II L.P., HBK Management LLC and HBK Master Fund L.P. Excludes an aggregate of 1,249,100 shares of common stock that may be issued upon the exercise of warrants purchased by these entities on the later of the completion of our initial business combination or October 23, 2008. Services may, from time to time, delegate discretion to vote and dispose of certain of the shares to HBK New York LLC, HBK Virginia LLC, HBK Europe Management LLP, and/or HBK Hong Kong Ltd. (collectively the “Subadvisors”). Each of Services and the Subadvisors is under common control with HBK Investments L.P. The Subadvisors disclaim beneficial ownership of the securities. The address for the above listed entities is 300 Crescent Court, Suite 700, Dallas, Texas 75201.
(16)	Reflects the ownership by Homeland Security Capital Corporation of 13.8% of the membership interests of Secure America Acquisition Holdings, LLC, which is the record holder of 2,360,000 shares of our common stock. Accordingly, Homeland Security Capital Corporation may be deemed to own beneficially 325,000 shares of our common stock. However, as noted in footnotes (4) and (5) above, Messrs. McNeill and Rockwell share voting and investment power with respect to all 2,360,000 shares of common stock held by Secure America Acquisition Holdings, LLC.
(17)	Reflects the ownership by Dr. Griffin of 10,000 shares of our common stock as well as 1.1% of the membership interests of Secure America Acquisition Holdings, LLC, which is the record holder of 2,360,000 shares of our common stock. Accordingly, Dr. Griffin may be deemed to own beneficially an additional 25,000 shares of our common stock. However, as noted in footnotes (4) and (5) above, Messrs. McNeill and Rockwell share voting and investment power with respect to all 2,360,000 shares of common stock held by Secure America Acquisition Holdings, LLC.
(18)	Reflects the ownership by Mr. Brigante of 3.5% of the membership interests of Secure America Acquisition Holdings, LLC, which is the record holder of 2,360,000 shares of our common stock. Accordingly, Mr. Brigante may be deemed to own 82,500 shares of our common stock. However, as noted in footnotes (4) and (5) above, Messrs. McNeill and Rockwell share voting and investment power with respect to all 2,360,000 shares of common stock held by Secure America Acquisition Holdings, LLC.

Item 12. Certain Relationships and Related Transactions, and Director Independence

In May 2007, we issued an aggregate of 2,500,000 shares of our common stock to Secure America Acquisition Holdings, LLC, an entity controlled by Messrs. McNeill and Rockwell, members of our board of directors, and certain other members of our management for $25,000 in cash, at a purchase price of $0.01 per share.

Secure America Acquisition Holdings, LLC, our principal initial stockholder and an entity controlled by Messrs. McNeill and Rockwell, purchased, in a private placement that occurred immediately prior to the consummation of our initial public offering, 2,075,000 founder warrants at a purchase price of $1.00 per founder Warrant. Each founder warrant purchased in the private placement entitles the holder to purchase one share of our common stock at a purchase price of $5.25 per share. In the absence of an active trading market for our securities, the $1.00 purchase price for the founder warrants was determined jointly by the underwriters and us after reviewing and discussing comparable transactions. No other financial or quantitative analyses were used in determining the purchase price. The purchase price of these founder warrants was added to the amount to be held in the trust account pending the completion of our initial business combination. The private placement resulted in an aggregate of $2,075,000 in net proceeds to us. If we do not complete one or more business combinations that meet the criteria described in this prospectus, then the $2,075,000 of proceeds from the sale of founder warrants will become part of the amount payable to our public stockholders. Upon our dissolution and the subsequent liquidation of the trust account the founder warrants will expire worthless. Similarly, this purchase price will become part of any conversion amount paid to converting stockholders.

The founder warrants are identical to the warrants offered in our initial public offering, except that (i) the founder warrants are not subject to redemption so long as they are held by Secure America Acquisition Holdings, LLC or one of its existing members, (ii) the founder warrants may be exercised on a cashless basis while the warrants included in the units sold in our initial public offering cannot be exercised on a cashless basis, (iii) upon an exercise of the founder warrants, the holders of the founder warrants will receive unregistered shares of our common stock, and (iv) subject to certain limited exceptions, the founder warrants are not transferable until they are released from escrow, as described below, which would only be after the consummation of a business combination. The founder warrants will be differentiated from warrants sold in our initial public offering through legends contained on the certificates representing the founder warrants indicating the restrictions and rights specifically applicable to such founder warrants as described in this prospectus.

Further, the holders of our 2,500,000 issued and outstanding shares of common stock on the effective date of our initial public offering, the founder warrants and the shares of common stock issuable upon exercise of the founder warrants are entitled to registration rights pursuant to an agreement to be entered into on or before the effective date of our initial public offering. The holders of a majority-in-interest of these securities are entitled to make up to two demands that we register the initial shares, the founder warrants and the shares of common stock issuable upon exercise of such founder warrants and also have “piggy-back” registration rights to participate in other registrations filed subsequent to such date. We will bear the expenses incurred in connection with any such registration statements other than underwriting discounts or commissions for securities not sold by us.

Commencing on the effective date of our initial public offering through the acquisition of a target business, we began paying Homeland Security Capital Corporation a fee of up to $7,500 per month for providing us with office space and certain office and administrative services. This arrangement was agreed to by Homeland Security Capital Corporation, an affiliate of Mr. McMillen, solely for our benefit and is not intended to provide Mr. McMillen with compensation in lieu of a salary. We believe that such fees are at least as favorable to us as we could have obtained from an unaffiliated person. However, as our directors may not be deemed “independent,” we did not have the benefit of disinterested directors approving this transaction. Upon completion of a business combination or our liquidation, we will no longer be required to pay these monthly fees.

On June 4, 2007, Secure America Acquisition Holdings, LLC advanced us $150,000 to cover expenses related to our initial public offering. This loan is payable without interest on the earlier of June 4, 2008 or the consummation of a business combination. As of December 31, 2007, $50,000 of this loan remained outstanding. On October 19, 2007, Secure America Acquisition Holdings, LLC advanced us $65,000 to cover expenses related to our initial public offering. This loan was payable without interest on the earlier of October 18, 2008 or the consummation of a business combination. The Company repaid this loan on October 29, 2007.

We will reimburse our officers, directors and initial stockholders for any out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. Subject to availability of proceeds not placed in the trust account, there is no limit on the amount of accountable out-of-pocket expenses reimbursable by us.

Other than reimbursable out-of-pocket expenses payable to our officers and directors and the general and administrative services arrangement with Homeland Security Capital Corporation, no compensation or fees of any kind, including finders’ and consulting fees, will be paid to any of our initial stockholders, officers or directors who owned shares of our common stock prior to our initial public offering, or to any of their respective affiliates, for services rendered to us prior to or with respect to our initial business combination.

All ongoing and future transactions between us and any of our officers, directors and initial stockholders or their respective affiliates, including loans by our officers, directors and initial stockholders, will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties, and such transactions or loans, including any forgiveness of loans, will require prior approval in each instance by a majority of our uninterested, “independent” directors or the members of our board of directors who do not have an interest in the transaction, in either case who have access, at our expense, to our attorneys or independent legal counsel.

The American Stock Exchange listing standards require that a majority of our board of directors be independent. Our board of directors has determined that Asa Hutchinson, S. Kent Rockwell and Philip A. McNeill are “independent directors” as defined in the American Stock Exchange listing standards and applicable SEC rules.

Item 13. Exhibits

Exhibit No.	Description
1.1	Form of Underwriting Agreement.(1)
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	By-laws.(2)
3.3	Amendment No.1 to the By-Laws.(3)
4.1	Specimen Unit Certificate.(1)
4.2	Specimen Common Stock Certificate.(2)
4.3	Specimen Warrant Certificate.(1)
4.4	Amended and Restated Founder Warrant Purchase Agreement, dated October 12, 2007 between the Registrant and Secure America Acquisition Holdings, LLC.(1)
4.5	Form of Warrant Agreement between Continental Stock Transfer and Trust Company and the Registrant.(2)
10.1	Letter Agreement among the Registrant, SunTrust Robinson Humphrey and C. Thomas McMillen.(2)
10.2	Letter Agreement among the Registrant, SunTrust Robinson Humphrey and Harvey L. Weiss.(2)
10.3	Letter Agreement among the Registrant, SunTrust Robinson Humphrey and Asa Hutchinson.(2)
10.4	Letter Agreement among the Registrant, SunTrust Robinson Humphrey and Philip A. McNeill.(2)
10.5	Letter Agreement among the Registrant, SunTrust Robinson Humphrey and S. Kent Rockwell.(2)
10.6	Letter Agreement among the Registrant, SunTrust Robinson Humphrey and Brian C. Griffin.(2)
10.7	Letter Agreement among the Registrant, SunTrust Robinson Humphrey and Mark A. Frantz.(2)
10.8	Letter Agreement among the Registrant, SunTrust Robinson Humphrey and James A. Maurer.(2)
10.9	Letter Agreement among the Registrant, SunTrust Robinson Humphrey and Secure America Acquisition Holdings, LLC.(2)
10.10	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.(1)
10.11	Form of Stock Escrow Agreement by and among the Registrant, Continental Stock Transfer & Trust Company and the Existing Stockholders.(2)

Exhibit No.	Description
10.12	Form of Founder Warrant Escrow Agreement by and among the Registrant, Continental Stock Transfer & Trust Company and Secure America Acquisition Holdings, LLC.(1)
10.13	Form of Services Agreement between Homeland Security Capital Corporation and the Registrant.(2)
10.14	Promissory Note, dated June 4, 2007, issued to Fortress America Acquisition Holdings, LLC.(2)
10.15	Form of Registration Rights Agreement by and among the Registrant and the Existing Stockholders.(2)
10.16	Form of Subscription Agreement by and between the Registrant and Fortress America Acquisition Holdings, LLC.(2)
10.17	Form of Subscription Agreement by and between the Registrant and Brian C. Griffin.(2)
10.18	Form of Subscription Agreement by and between the Registrant and Philip A. McNeill.(2)
10.19	Form of Subscription Agreement by and between the Registrant and Asa Hutchinson.(2)
10.20	Form of Subscription Agreement by and between the Registrant and Mark Frantz.(2)
10.21	Form of Subscription Agreement by and between the Registrant and S. Kent Rockwell.(2)
10.22	Side Letter Agreement by and among the Registrant, C. Thomas McMillen, Harvey L. Weiss and Secure America Holdings, LLC.(2)
10.23	Proxy Voting Agreement by and between Philip A. McNeill and Harvey L. Weiss.(4)
10.24	Proxy Voting Agreement by and between C. Thomas McMillen and S. Kent Rockwell.(4)
14.1	Code of Conduct and Ethics.(2)
24.1	Power of Attorney (Included on Signature Page).
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007.
31.2	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007.
31.3	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007.
32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.3	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1)	Incorporated by reference from Amendment No. 4 to our registration statement on Form S-1 (File No. 333-144028), filed with the SEC on October 12, 2007.
(2)	Incorporated by reference from Amendment No. 1 to our registration statement on Form S-1 (File No. 333-144028), filed with the SEC on August 8, 2007.
(3)	Incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K on Form S-1 (File No. 001-33743), filed with the SEC on December 18, 2007.
(4)	Incorporated by reference from Amendment No. 3 to our registration statement on Form S-1 (File No. 333-144028), filed with the SEC on August 31, 2007.

Item 14. Principal Accountant Fees and Services

Description of Professional Services

As previously disclosed in our January 2008 8-K filing, a majority of the partners of Goldstein Golub Kessler LLP, (“GGK”), became partners of McGladrey & Pullen, LLP (“M&P”). As a result, GGK resigned as auditors of the company effective January 28, 2008 and M&P was appointed as our independent registered public accounting firm in connection with our annual financial statements for the fiscal year ended December 31, 2007.

Audit Fees

The aggregate fees for professional services rendered by GGK in 2007, which includes fees relating to our initial public offering and our Form 10-QSB for the third quarter of 2007 were approximately $53,000. In addition, we expect to be billed approximately $25,000 by M&P in connection with our December 31, 2007 year end audit. We did not incur any fees in 2006 as we were formed in May 2007.

Audit-Related Fees

Audit related fees are for assurance and related services including, among others, consultation concerning financial accounting and reporting standards. There were no aggregate fees billed for audit related services rendered by GGK or M&P.

Tax Fees

There were no fees paid to GGK or M&P in 2007 for tax compliance.

Audit Committee Approval

Policy on Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

Consistent with SEC policies regarding auditor independence, our board of directors has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, our board of directors has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

Prior to engagement of the independent auditor for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of the following four categories of services to our board of directors for approval.

1. Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2. Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3. Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4. Other Fees are those associated with services not captured in the other categories.

Prior to engagement, our board of directors pre-approves these services by category of service. The fees are budgeted and our board of directors requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, our board of directors requires specific pre-approval before engaging the independent auditor.

Our board of directors may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to our board of directors at its next scheduled meeting.

SECURE AMERICA ACQUISITION CORPORATION
(A Corporation in the Development Stage)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Secure America Acquisition Corp.

We have audited the balance sheet of Secure America Acquisition Corp. (a corporation in the development stage) as of December 31, 2007 and the related statements of income, stockholder’s equity and cash flows for the period from May 14, 2007 (inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Secure America Acquisition Corp. as of December 31, 2007, and the results of its operations and its cash flows for the period from May 17, 2007 (inception) to December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

McGLADREY & PULLEN, LLP
New York, New York

March 31, 2008

SECURE AMERICA ACQUISITION CORPORATION
(A Corporation in the Development Stage)

BALANCE SHEET

December 31, 2007
ASSETS
Current assets:
Cash	$6,867
Investments held in Trust Fund	79,466,371
Prepaid expenses	95,015
Total current assets	79,568,253
Deferred tax asset	26,058
Total assets	79,594,311
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$47,274
Accounts payable	33,005
Income taxes payable	198,382
Deferred underwriters’ discounts and commissions	3,200,000
Note payable to stockholder	50,000
Total current liabilities	3,528,661
Common subject to possible conversion, 2,999,999 shares at conversion value	22,799,992
Commitment
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued and outstanding	—
Common stock, $.0001 par value, Authorized 50,000,000 shares; 12,500,000 shares issued and outstanding (including 2,999,999 shares subject to possible conversion)	1,250
Additional paid-in capital	52,985,665
Income accumulated during the development stage	278,743
Total stockholders' equity	53,265,658
Total liabilities and stockholders' equity	$79,594,311

See Notes to Financial Statements

SECURE AMERICA ACQUISITION CORPORATION
(A Corporation in the Development Stage)

STATEMENT OF INCOME

For the Period May 14, 2007 (Inception) to December 31, 2007
Income:
Net interest income	$546,377
Total income	546,377
Expenses:
Formation and operating costs	95,310
Net income for the period before income taxes	451,067
State and federal income taxes	172,324
Net income for the period	$278,743
Weighted average number of shares outstanding – basic and diluted	5,258,621
Net income per share – basic and diluted	$0.05

See Notes to Financial Statements

SECURE AMERICA ACQUISITION CORPORATION
(A Corporation in the Development Stage)

STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from May 14, 2007 (Inception) to December 31, 2007

				Deficit Accumulated During the Develpment Stage
	Common Stock		Additional Paid-in Capital		Stockholders’ Equity
	Shares	Amount
Common shares issued May 14, 2004 at $.01 per share	2,500,000	$250	$24,750	—	$25,000
Common shares issued October 29, 2007, par value $0.0001, net of underwriters’ discount and offering expenses (includes 2,999,999 shares subject to possible conversion)	10,000,000	1,000	73,685,907	—	73,686,907
Proceeds from private placement of Founder Warrants	—	—	2,075,000	—	2,075,000
Proceeds subject to possible conversion of 2,999,999 shares	—	—	(22,799,992)	—	(22,799,992)
Net Income	—	—	—	$278,743	278,743
Balance at December 31, 2007	12,500,000	$1,250	$52,985,665	$278,743	$53,265,658

See Notes to Financial Statements

SECURE AMERICA ACQUISITION CORPORATION
(A Corporation in the Development Stage)

CONDENSED STATEMENT OF CASH FLOWS

For the Period May 14, 2007 (Inception) to December 31, 2007
Cash flows from operating activities
Net income	$278,743
Adjustments to reconcile net income to net cash provided by operating activities:
Interest income on U.S. government securities money market	(546,371)
Deferred income taxes	(26,058)
Increase in prepaid expenses	(95,015)
Increase in accounts payable	1,101
Increase in accrued expenses	47,274
Increase in income taxes payable	198,382
Net cash used in operating activities	(141,944)
Cash flows from investing activities
Investments deposited in trust account	(79,200,000)
Interest drawn from trust account	280,000
Net cash used in investing activities	(78,920,000)
Cash flows from financing activities
Gross proceeds of public offering	80,000,000
Proceeds from private placement of Founder Warrants	2,075,000
Proceeds from notes payable, stockholder	215,000
Payment of note payable, stockholder	(165,000)
Proceeds from sale of shares of common stock	25,000
Payment of costs related to proposed offering	(3,081,189)
Net cash provided by financing activities	79,068,811
Net increase in cash	6,867
Cash at beginning of the period	—
Cash at the end of the period	$6,867
Non cash financing activity:
Accrual of costs of public offering	$31,904
Accrual of deferred underwriters’ discounts and commissions	$3,200,000

See Notes to Financial Statements

SECURE AMERICA ACQUISITION CORPORATION
(A Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

1. Organization and Business Operations

Secure America Acquisition Corporation (the “Company”) was incorporated in Delaware on May 14, 2007 as a blank check company for the purposes of acquiring, or acquiring control of, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more domestic or international operating businesses, which we refer to as our initial business combination. The Company’s efforts in identifying a prospective target business will be limited to the homeland security industry, but not businesses that design, build or maintain mission-critical facilities.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective October 23, 2007. The Company consummated the Offering on October 29, 2007, issuing 10,000,000 Units at a price of $8.00 per Unit, which started trading separately on January 18, 2008. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, management placed $7.92 per Unit sold in the Offering, or $79,200,000 into a trust account (“Trust Account”) and invested these proceeds in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company. The investments in the Trust Account have been accounted for as trading securities and are recorded at their market value of approximately $79,466,371 at December 31, 2007. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, providers of financing, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Two of the Company’s affiliates have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors, providers of financing, service providers or other entities that are owed money by the Company for services rendered to or contracted for or products sold to the Company. There can be no assurance that they will be able to satisfy those obligations. The net proceeds not held in the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $1,000,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements and additional funds may be released to fund tax obligations. An additional $150,000 of interest earned (net of taxes) on the Trust Account balance may be released to the Company to repay a loan made to the Company by Secure America Acquisition Holdings, LLC. Through December 31, 2007, we have drawn $280,000 of the funds that may be used by us from the Trust Account to fund working capital requirements and to repay loans made to us.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days

SECURE AMERICA ACQUISITION CORPORATION
(A Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

1. Organization and Business Operations  – (continued)

prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 2,999,999 shares sold in the Offering may seek conversion of their shares in the event of a Business Combination. Accordingly, a portion of the proceeds of the Offering (29.999% of the amounts placed in the Trust Account other than those related to deferred underwriters’ discounts and commissions as described in Note 3) have been classified as common stock subject to possible conversion in the accompanying balance sheet. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares of common stock held by the Founders prior to the consummation of the Offering.

On the effective date of the Offering (“Effective Date”), the Company’s Certificate of Incorporation was amended (i) to provide that the Company will continue in existence only until 24 months from the Effective Date of the Offering and (ii) to increase the number of authorized shares to 50,000,000. If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will dissolve and liquidate. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the warrants contained in the Units to be offered in the Offering discussed in Note 2).

Concentration of Credit Risk — The Company maintains cash in a bank deposit account which, at times, exceeds federally insured (FDIC) limits. The Company has not experienced any losses on this account. The Trust Account is held at Suntrust Bank. Continental Stock Transfer and Trust Company is the Trustee of the Trust Account.

Deferred Income Taxes — Deferred income taxes are provided for the differences between bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Reconciliation of Investments Held in Trust — Reconciliation of investments held in trust as of December 31, 2007 is as follows:

Contribution to trust	$79,200,000
Interest income received	546,371
Withdrawals to fund loan repayments	(100,000)
Withdrawals to fund operations (a)	(180,000)
Total investments held in trust	$79,466,371

(a)	amount is limited to $1,000,000.

Income Per Share — Income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period.

The effect of the 10,000,000 outstanding warrants included in the units issued in connection with the Offering and the 2,075,000 outstanding warrants issued in connection with the private placement has not been considered in the diluted income per share calculation since such warrants are contingently exercisable.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

SECURE AMERICA ACQUISITION CORPORATION
(A Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

1. Organization and Business Operations  – (continued)

New Accounting Pronouncements — Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

In December 2007, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”) that is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The pronouncement resulted from a joint project between the FASB and the International Accounting Standards Board and continues the movement toward the greater use of fair values in financial reporting. SFAS 141R is expected to significantly change how future business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.

In December 2007, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 160 “Non-controlling Interests in Consolidated Financial Statements”( “SFAS 160”) that is effective for annual periods beginning on or after December 15, 2008. The pronouncement resulted from a joint project between the FASB and the International Accounting Standards Board and continues the movement toward the greater use of fair values in financial reporting. Upon adoption of SFAS 160, the Company will re-classify any non-controlling interests as a component of equity.

2. Initial Public Offering

On October 29, 2007, the Company sold 10,000,000 Units at a price of $8.00 per Unit. Each Unit consists of one share of the Company’s common stock and one warrant. Each warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.25 commencing on the later of the completion of a Business Combination and 12 months from the Effective Date and expiring four years from the Effective Date. The Company may redeem all of the warrants, at a price of $.01 per warrant upon 30 days’ notice while the warrants are exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In accordance with the warrant agreement relating to the warrants to be sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such warrant shall not be entitled to exercise such warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the warrants may expire unexercised and unredeemed.

The Company agreed to pay the underwriters in the Offering an underwriting discount of 7.0% of the gross proceeds of the Offering. The underwriters were paid an underwriting discount of 3.0% of the gross proceeds of the Offering at closing. However, the underwriters have agreed that 4.0% of the underwriting discounts will not be payable unless and until the Company completes a Business Combination and have waived their right to receive such payment upon the Company’s liquidation if it is unable to complete a Business Combination and to forfeit, on a pro rata basis, to pay converting stockholders (as described in Note 1). The Company has included $3,200,000 in deferred underwriters’ discounts and commissions on its balance sheet at December 31, 2007.

3. Deferred Underwriters’ Discounts and Commissions

Deferred underwriters’ discounts and commissions at December 31, 2007 were $3,200,000. The underwriters have agreed that 4.0% of the underwriting discounts will not be payable unless and until the Company completes a Business Combination and have waived their right to receive such payment upon the Company’s

SECURE AMERICA ACQUISITION CORPORATION
(A Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

3. Deferred Underwriters’ Discounts and Commissions  – (continued)

liquidation if it is unable to complete a Business Combination and to forfeit, on a pro rata basis, to pay converting stockholders (as described in Note 1).

4. Notes Payable to Stockholder

The Company issued an unsecured promissory note in an aggregate principal amount of $150,000 to a stockholder of the Company on June 4, 2007. The note is non-interest bearing and is payable on the earlier of June 4, 2008 or the consummation of a Business Combination. At December 31, 2007, the principal amount balance due on this note was $50,000. Due to the short-term nature of the note, the fair value of the note approximates its carrying amount. The Company issued a second unsecured promissory note in an aggregate principal amount of $65,000 to a stockholder of the Company on October 19, 2007. The note was non-interest bearing and was repaid on October 29, 2007.

5. Commitments and Related Party Transactions

The Company presently occupies office space provided by an affiliate of one of the Founders. This affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate a total of $7,500 per month for such services commencing on the Effective Date. The Company records this fee as rent expense. From the Effective Date through December 31, 2007, the Company recorded $16,694 in rent expense under this agreement.

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

Secure America Acquisition Holdings, LLC, the holder of the Founder Warrants, is beneficially owned by two of the Company’s independent directors. The Company has determined that the purchase price of $1.00 per Founder Warrant is above the average trading price for warrants of similarly structured blank check companies. Accordingly, the Company believes that the purchase price of the Founder Warrants is greater than the fair value of the warrants included in the Units and, therefore, the Company has not recorded compensation expense upon purchase of the Founder Warrants.

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

SECURE AMERICA ACQUISITION CORPORATION
(A Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

5. Commitments and Related Party Transactions  – (continued)

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

Except for transfers to members of Secure America Acquisition Holdings, LLC, the Founder Warrants are not transferable (except in limited circumstances) or salable by the purchaser until the Company consummates a Business Combination, and are non-redeemable so long as the purchaser or a member transferee holds such warrants. The holders of Founder Warrants and the underlying shares of common stock are entitled to registration rights under an agreement to be signed on the date of the Offering to enable their resale commencing on the date such warrants become exercisable. The Company has elected to make the Founder Warrants non-redeemable in order to provide the purchaser and its member transferees a potentially longer exercise period for those warrants because they bear a higher risk while being required to hold such warrants until the consummation of a Business Combination. With those exceptions, the Founder Warrants have terms and provisions that are substantially identical to those of the warrants being sold as part of the Units in this Offering.

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

SECURE AMERICA ACQUISITION CORPORATION
(A Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

6. Preferred Stock

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

7. Income Taxes

The provision for income taxes consists of the following:

For the Period May 14, 2007 (Inception) to December 31, 2007
Current:
Federal	$170,825
State	27,557
Deferred:
Federal	(26,058)
$172,324

The total provision for income taxes differs from that amount which would be computed by applying the U.S. federal income tax rate to income before provision for income taxes due to the following:

For the Period May 14, 2007 (Inception) to December 31, 2007
Federal statutory rate	34%
State tax, net of income tax benefit	4
Valuation allowance	—
38%

The tax effect of temporary differences that give rise to the net deferred tax asset is as follows:

December 31, 2007
Expenses deferred for incomes tax purposes	$29,957
Subtotal	29,957
Valuation allowance	3,899
Net deferred tax asset	26,058

The Company has recorded a valuation allowance of $3,899 against a portion of its state and local deferred tax asset because it believes that based on current operations at December 31, 2007, it will not be able to fully utilize this asset.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURE AMERICA ACQUISITION CORPORATION

Date: March 31, 2008	By: /s/ C. Thomas McMillen C. Thomas McMillen, Chairman and Co-Chief Executive Officer (Principal Executive Officer and Authorized Officer Officer)
Date: March 31, 2008	By: /s/ Harvey L. Weiss Harvey L. Weiss, Co-Chief Executive Officer (Principal Executive Officer and Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date
/s/ Harvey L. Weiss Harvey L. Weiss	Co-Chief Executive Officer, Director (principal executive officer)	March 31, 2008
/s/ C. Thomas McMillen C. Thomas McMillen	Co-Chief Executive Officer, Chairman (principal executive officer)	March 31, 2008
/s/ James Maurer James Maurer	Chief Financial Officer and Secretary (principal financial and accounting officer)	March 31, 2008
/s/ Asa Hutchinson Asa Hutchinson	Director	March 31, 2008
/s/ Philip A. McNeill Philip A. McNeill	Director	March 31, 2008
/s/ S. Kent Rockwell S. Kent Rockwell	Director	March 31, 2008