Form 10-Q
period 2008-03-31
Secure America Acquisition CORP
filed 2008-05-14
CIK 1402364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to _____________

Commission File Number 333-144028

Secure America Acquisition Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0188408
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1005 North Glebe Road, Suite 550
Arlington, Virginia 22201

(Address of Principal Executive Office)

(703) 528-7073

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 5, 2008, 12,500,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

SECURE AMERICA ACQUISITION CORPORATION

INDEX TO FORM 10-Q

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Balance Sheet as of March 31, 2008 (unaudited) and as of December 31, 2007	1
Condensed Statement of Operations (unaudited) for the three months ended March 31, 2008 and for the period from May 14, 2007 (date of inception) to March 31, 2008	2
Condensed Statement of Stockholders’ Equity for the period from May 14, 2007 (date of inception) to March 31, 2008 (unaudited)	3
Condensed Statement of Cash Flows (unaudited) for the three months ended March 31, 2008 and for the period from May 14, 2007 (date of inception) to March 31, 2008	4
Notes to Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk	11
Item 4T. Controls and Procedures	12
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3. Defaults Upon Senior Securities	13
Item 4. Submission of Matters to a Vote of Security Holders	13
Item 5. Other Information	13
Item 6. Exhibits	13
SIGNATURES	14

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SECURE AMERICA ACQUISITION CORPORATION
(a Corporation in the Development Stage)

CONDENSED BALANCE SHEET

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash	$42,454	$6,867
Investments held in Trust Fund	79,530,551	79,466,371
Prepaid expenses	76,620	95,015
Total current assets	79,649,625	79,568,253
Deferred acquisition costs	199,668	—
Deferred tax asset	64,111	26,058
Total assets	$79,913,404	$79,594,311
Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	$82,445	$47,274
Accounts payable	67,172	33,005
Income taxes payable	235,071	198,382
Deferred underwriters’ discounts and commissions	3,200,000	3,200,000
Note payable to stockholder	—	50,000
Total current liabilities	3,584,688	3,528,661
Common subject to possible conversion, 2,999,999 shares at conversion value	22,799,992	22,799,992
Commitment
Stockholders' equity
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $.0001 par value, Authorized 50,000,000 shares; 12,500,000 shares issued and outstanding (including 2,999,999 shares subject to possible conversion)	1,250	1,250
Additional paid-in capital	52,985,665	52,985,665
Income accumulated during the development stage	541,809	278,743
Total stockholders' equity	53,528,724	53,265,658
Total liabilities and stockholders' equity	$79,913,404	$79,594,311

See Notes to Unaudited Condensed Financial Statements.

SECURE AMERICA ACQUISITION CORPORATION
(a Corporation in the Development Stage)

CONDENSED STATEMENT OF OPERATIONS
(unaudited)

	For the Three Months Ended March 31, 2008	For the Period May 14, 2007 (inception) to March 31, 2008
Income:
Net interest Income	$559,182	$1,105,559
Total Income	559,182	1,105,559
Expenses:
Formation and operating costs	132,480	227,790
Net income for the period before income taxes	426,702	877,769
State and federal income taxes	163,636	335,960
Net income for the period	$263,066	$541,809
Weighted average number of shares outstanding – basic and diluted	12,500,000	7,298,762
Net income per share – basic and diluted	$.02	$.07

See Notes to Unaudited Condensed Financial Statements.

SECURE AMERICA ACQUISITION CORPORATION
(a Corporation in the Development Stage)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
For the period from May 14, 2007 (inception) to March 31, 2008

			Addition Paid-in Capital	Income Accumulated During the Development Stage	Stockholders’ Equity
	Common Stock
	Shares	Amount
Common shares issued May 14, 2004 at $.01 per share	2,500,000	$250	$24,750	—	$25,000
Common shares issued October 29, 2007, par value $0.0001, net of underwriters’ discount and offering expenses (includes 2,999,999 shares subject to possible conversion)	10,000,000	1,000	73,685,907	—	73,686,907
Proceeds from private placement of Founder Warrants	—	—	2,075,000	—	2,075,000
Proceeds subject to possible conversion of 2,999,999 shares	—	—	(22,799,992)	—	(22,799,992)
Net Income	—	—	—	278,743	278,743
Balance at December 31, 2007	12,500,000	1,250	52,985,665	278,743	53,265,658
Unaudited:
Net Income	—	—	—	263,066	263,066
Balance at March 31, 2008	12,500,000	$1,250	$52,985,665	$541,809	$53,528,724

See Notes to Unaudited Condensed Financial Statements.

SECURE AMERICA ACQUISITION CORPORATION
(a Corporation in the Development Stage)

CONDENSED STATEMENT OF CASH FLOWS
(unaudited)

	For the Period January 1, 2008 to March 31, 2008	For the Period May 14, 2007 (inception) to March 31, 2008
Cash flows from operating activities
Net income	$263,066	$541,809
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on U.S. government securities money market	(559,180)	(1,105,551)
Deferred income taxes	(38,053)	(64,111)
Decrease (increase) in prepaid expenses	18,395	(76,620)
Increase in accounts payable	26,538	27,639
Increase in accrued expenses	35,171	82,445
Increase in income taxes payable	36,689	235,071
Net cash used in operating activities	(217,374)	(359,318)
Cash flows from investing activities
Investments deposited in trust account	—	(79,200,000)
Interest drawn from trust account	495,000	775,000
Payment of deferred acquisition costs	(160,135)	(160,135)
Net cash provided by (used in) investing activities	334,865	(78,585,135)
Cash flows from financing activities
Gross proceeds of public offering	—	80,000,000
Proceeds from private placement of Founder Warrants	—	2,075,000
Proceeds from notes payable, stockholder	—	215,000
Payment of note payable, stockholder	(50,000)	(215,000)
Proceeds from sale of shares of common stock	—	25,000
Payment of costs related to proposed offering	(31,904)	(3,113,093)
Net cash (used in) provided by financing activities	(81,904)	78,986,907
Net increase in cash	35,587	42,454
Cash at beginning of the period	6,867	—
Cash at the end of the period	$42,454	$42,454
Non cash investing financing activities:
Accrual of acquisition costs	$39,533	$39,533
Accrual of deferred underwriters’ discounts and commissions	—	$3,200,000

See Notes to Unaudited Condensed Financial Statements.

SECURE AMERICA ACQUISITION CORPORATION
(a Corporation in the Development Stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. Basis of Presentation

The financial statements of Secure America Acquisition Corporation (the “Company”) at March 31, 2008, for the three months ended March 31, 2008 and for the period from May 14, 2007 (inception) to March 31, 2008 (cumulative) are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2008 and the results of its operations and its cash flows for the three months ended March 31, 2008 and for the period from May 14, 2007 (inception) to March 31, 2008 (cumulative). Operating results for the interim periods are not necessarily indicative of the results to be expected for a full fiscal year. The December 31, 2007 balance sheet and the statement of stockholders’ equity for the period from May 14, 2007 (inception) to December 31, 2007 have been derived from audited financial statements.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may be omitted pursuant to such rules and regulations. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional disclosures relating to the Company’s financial statements and accounting principles.

2. Organization and Business Operations

The Company was incorporated in Delaware on May 14, 2007 as a blank check company for the purposes of acquiring, or acquiring control of, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more domestic or international operating businesses, which we refer to as our initial business combination. The Company’s efforts in identifying a prospective target business will be limited to the homeland security industry, but not businesses that design, build or maintain mission-critical facilities.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective October 23, 2007. The Company consummated the Offering on October 29, 2007, issuing 10,000,000 Units at a price of $8.00 per Unit, which started trading separately on January 18, 2008. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, management placed $7.92 per Unit sold in the Offering, or $79,200,000 into a trust account (“Trust Account”) and invested these proceeds in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company. The investments in the Trust Account have been accounted for as trading securities and are recorded at their market value of approximately $79,530,551 at March 31, 2008. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, providers of financing, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Two of the Company’s affiliates have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors, providers of financing, service providers or other entities that are owed money by the Company for services rendered to or contracted for or products sold to the Company. There can be no assurance that they will be able to satisfy those obligations. The net proceeds not held in the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to

SECURE AMERICA ACQUISITION CORPORATION
(a Corporation in the Development Stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

2. Organization and Business Operations  – (continued)

an aggregate of $1,000,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements and additional funds may be released to fund tax obligations. An additional $150,000 of interest earned (net of taxes) on the Trust Account balance may be released to the Company to repay a loan made to the Company by Secure America Acquisition Holdings, LLC. The reconciliation of investments held in trust as of March 31, 2008 is as follows:

Contribution to trust	79,200,000
Interest income received	1,105,551
Withdrawals to fund loan repayments	(150,000)
Withdrawals to fund income taxes	(200,000)
Withdrawals to fund operations(a)	(425,000)
Total investments held in trust	79,530,551

(a)	amount is limited to $1,000,000.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 2,999,999 shares sold in the Offering may seek conversion of their shares in the event of a Business Combination. Accordingly, a portion of the proceeds of the Offering (29.999% of the amounts placed in the Trust Account other than those related to deferred underwriters’ discounts and commissions as described in Note 3) have been classified as common stock subject to possible conversion in the accompanying balance sheet. Such Public Stockholders are entitled to receive their per share interest in the Trust Account (after the deduction of the permissible withdrawals of interest for working capital, income taxes , and loan repayment described above) computed without regard to the shares of common stock held by the Founders prior to the consummation of the Offering.

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

2. Organization and Business Operations  – (continued)

The effect of the 10,000,000 outstanding warrants included in the units issued in connection with the Offering and the 2,075,000 outstanding warrants issued in connection with the private placement has not been considered in the diluted income per share calculation since such warrants are contingently exercisable.

New Accounting Pronouncements — In December 2007, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”) that is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The pronouncement resulted from a joint project between the FASB and the International Accounting Standards Board and continues the movement toward the greater use of fair values in financial reporting. SFAS 141R is expected to significantly change how future business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

3. Initial Public Offering

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

The Company agreed to pay the underwriters in the Offering an underwriting discount of 7.0% of the gross proceeds of the Offering. The underwriters were paid an underwriting discount of 3.0% of the gross proceeds of the Offering at closing. However, the underwriters have agreed that 4.0% of the underwriting discounts will not be payable unless and until the Company completes a Business Combination and have waived their right to receive such payment upon the Company’s liquidation if it is unable to complete a Business Combination and to forfeit, on a pro rata basis, to pay converting stockholders (as described in Note 1). The Company has included $3,200,000 in deferred underwriters’ discounts and commissions on the accompanying balance sheets.

SECURE AMERICA ACQUISITION CORPORATION
(a Corporation in the Development Stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

4. Deferred Underwriters’ Discounts and Commissions

Deferred underwriters’ discounts and commissions at March 31, 2008 were $3,200,000. The underwriters have agreed that 4.0% of the underwriting discounts will not be payable unless and until the Company completes a Business Combination and have waived their right to receive such payment upon the Company’s liquidation if it is unable to complete a Business Combination and to forfeit, on a pro rata basis, to pay converting stockholders (as described in Note 1).

5. Commitments and Related Party Transactions

The Company presently occupies office space provided by an affiliate of one of the Founders. This affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate a total of $7,500 per month for such services commencing on the Effective Date. The Company records this fee as rent expense. For the three months ended March 31, 2008 and the period from May 14, 2007 (inception) through March 31, 2008, the Company recorded $22,500 and $31,194, respectively, in rent expense under this agreement.

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

SECURE AMERICA ACQUISITION CORPORATION
(a Corporation in the Development Stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

5. Commitments and Related Party Transactions  – (continued)

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

7. Deferred Acquisition Costs

Through March 31, 2008, the Company deferred $199,668 of costs in connection with a potential acquisition. If the potential acquisition is abandoned, these costs will be charged to operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q includes assumptions concerning our operations, future results, prospects and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

Results of Operations

Three month period ended March 31, 2008

For the three months ended March 31, 2008, we had a total income of $559,182, consisting of net interest income on investments held in trust and on cash balances maintained.

Total expenses for the three months ended March 31, 2008 were $296,116, consisting of $132,480 in operating expenses and $163,636 in income tax expense. We had net income of $263,066 for this period.

Period from May 14, 2007 (inception) through March 31, 2008

For the period from May 14, 2007 (inception) through September 30, 2007, we had a total income of $1,105,559, consisting of net interest income on investments held in trust and on cash balances maintained.

Total expenses for this period were $563,750, consisting of $227,790 in formation and operating expenses and $335,960 in income tax expense. We had net income of $541,809 for this period.

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

Up to an aggregate of $1,000,000 of interest earned (net of taxes) on the trust account balance may be released to us to fund working capital requirements and additional funds may be released to fund our income tax obligations. We believe that these amounts will be sufficient to allow us to operate for at least the next 24 months, assuming that a business combination is not consummated during that time. Over this time period, we anticipate making the following expenditures:

•	approximately $400,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiation of a business combination;
•	approximately $100,000 of expenses for the due diligence and investigation of a target business;
•	approximately $150,000 of expenses in legal and accounting fees relating to our SEC reporting obligations;
•	approximately $180,000 of expenses in fees relating to our office space and certain general and administrative services; and
•	approximately $170,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $130,000 for director and officer liability and other insurance premiums, finders’ fees, consulting fees or other similar compensation, potential deposits, down payments or funding of a “no-shop” provision with respect to a particular business combination.

An additional $150,000 of interest earned (net of taxes) on the trust account balance was permitted to be released to us to repay the loan made to us by Secure America Acquisition Holdings, LLC.

Through March 31, 2008, we have drawn $775,000 of the funds that may be used by us from the trust account to fund working capital requirements, to fund income tax payments and to repay loans made to us.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable as we are a smaller reporting company.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as such term is defined in Rules 13a-15 and 15d-15 of the Exchange Act.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
31.2	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
31.3	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.3	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURE AMERICA ACQUISITION CORPORATION
Date: May 14, 2008	By: /s/ C. Thomas McMillen C. Thomas McMillen Chairman and Co-Chief Executive Officer (Principal Executive Officer and Authorized Officer)
Date: May 14, 2008	By: /s/ Harvey L. Weiss Harvey L. Weiss Co-Chief Executive Officer (Principal Executive Officer and Authorized Officer)