Form 10-Q
period 2008-06-30
Secure America Acquisition CORP
filed 2008-08-12
CIK 1402364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to _____________

Commission File Number 001-33743

SECURE AMERICA ACQUISITION CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0188408
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1005 North Glebe Road, Suite 550
Arlington, Virginia 22201
(Address of Principal Executive Office)

(703) 528-7073
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 5, 2008, 12,500,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

SECURE AMERICA ACQUISITION CORPORATION

INDEX TO FORM 10-Q

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheet as of June 30, 2008 (unaudited) and as of December 31, 2007	1

	Condensed Statements of Operations (unaudited) for the three months ended June 30, 2008, the six months ended June 30, 2008, the period from May 14, 2007 (date of inception) to June 30, 2007, and for the period from May 14, 2007 (date of inception) to June 30, 2008	2

	Condensed Statement of Stockholders’ Equity (unaudited) for the period from May 14, 2007 (date of inception) to June 30, 2008	3

	Condensed Statements of Cash Flows (unaudited) for the six months ended June 30, 2008, the period from May 14, 2007 (date of inception) to June 30, 2007, and for the period from May 14, 2007 (date of inception) to June 30, 2008	4

	Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4T.	Controls and Procedures	15

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

SIGNATURES		17

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SECURE AMERICA ACQUISITION CORPORATION
(a Corporation in the Development Stage)

CONDENSED BALANCE SHEET

	June 30, 2008 (unaudited)	December 31, 2007

Assets
Current assets:
Cash	$25,500	$6,867
Investments held in Trust Fund	79,316,121	79,466,371
Prepaid expenses	57,309	95,015
Prepaid income tax	67,006	-
Total current assets	79,465,936	79,568,253
Deferred acquisition costs	100,000	-
Deferred tax asset	91,222	26,058
Total assets	79,657,158	79,594,311

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	$82,508	$47,274
Accounts payable	-	33,005
Deferred underwriters’ discounts and commissions	3,200,000	3,200,000
Note payable to stockholder	-	50,000
Total current liabilities	3,282,508	3,528,661

Common subject to possible conversion, 2,999,999 shares at conversion value	22,799,992	22,799,992

Commitment

Stockholders' equity
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued and outstanding	-	-
Common stock, $.0001 par value, Authorized 50,000,000 shares; 12,500,000 shares issued and outstanding (including 2,999,999 shares subject to possible conversion)	1,250	1, 250
Additional paid-in capital	52,985,665	52,985,665
Income accumulated during the development stage	587,743	278,743
Total stockholders' equity	53,574,658	53,265,658
Total liabilities and stockholders' equity	$79,657,158	$79,594,311

See Notes to Unaudited Condensed Financial Statements.

SECURE AMERICA ACQUISITION CORPORATION
(a Corporation in the Development Stage)

CONDENSED STATEMENT OF OPERATIONS
(unaudited)

	For the Three Months Ended June 30, 2008	For the Six Months Ended June 30, 2008	For the Period May 14, 2007 (inception) to June 30, 2007	For the Period May 14, 2007 (inception) to June 30, 2008
Income:
Net interest Income	335,573	894,755	-	1,441,132
Total Income	335,573	894,755	-	1,441,132

Expenses:
Formation and operating costs	258,828	391,307	2,670	486,617

Net income (loss) for the period before income taxes	76,745	503,448	(2,670)	954,515

State and federal income taxes	30,812	194,448	-	366,772

Net income for the period	$45,933	$309,000	$(2,670)	$587,743

Weighted average number of shares outstanding – basic and diluted	12,500,000	12,500,000	2,500,000	8,442,029

Net income per share – basic and diluted	$.00	$.02	$(.00)	$.07

See Notes to Unaudited Condensed Financial Statements.

SECURE AMERICA ACQUISITION CORPORATION
(a Corporation in the Development Stage)

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
For the period from May 14, 2007 (inception) to June 30, 2008

			Addition	Income Accumulated During the
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	capital	Stage	Equity
Common shares issued May 14, 2004 at $.01 per share	2,500,000	$250	$24,750	-	$25,000
Common shares issued October 29, 2007, par value $0.0001, net of underwriters’ discount and offering expenses (includes 2,999,999 shares subject to possible conversion)	10,000,000	1,000	73,685,907	-	73,686,907
Proceeds from private placement of Founder Warrants	-	-	2,075,000	-	2,075,000
Proceeds subject to possible conversion of 2,999,999 shares	-	-	(22,799,992)	-	(22,799,992)
Net Income	-	-	-	278,743	278,743
Balance at December 31, 2007	12,500,000	1,250	52,985,665	278,743	53,265,658
Unaudited:
Net Income	-	-	-	309,000	309,000
Balance at June 30, 2008	12,500,000	$1,250	$52,985,665	$587,743	$53,574,658

See Notes to Unaudited Condensed Financial Statements.

SECURE AMERICA ACQUISITION CORPORATION
(a Corporation in the Development Stage)

CONDENSED STATEMENT OF CASH FLOWS
(unaudited)

	For the period January 1, 2008 to June 30, 2008	For the period May 14, 2007 (inception) to June 30, 2007	For the period May 14, 2007 (inception) to June 30, 2008
Cash flows from operating activities
Net income (loss)	$309,000	$(2,670)	$587,743
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on U.S. government securities money market	(894,750)	-	(1,441,121)
Deferred income taxes	(65,164)	-	(91,222)
Decrease (increase) in prepaid expenses	37,706	-	(57,309)
Increase (decrease) in accounts payable	(1,101)	-	-
Increase in accrued expenses	35,234	-	82,508
Increase (decrease) in income taxes payable	(265,568)	-	(67,006)
Net cash used in operating activities	(844,463)	(2,670)	(986,407)

Cash flows from investing activities
Investments deposited in trust account	-	-	(79,200,000)
Interest drawn from trust account	1,045,000	-	1,325,000
Payment of deferred acquisition costs	(100,000)	-	(100,000)
Net cash provided by (used in) investing activities	945,000	-	(77,975,000)

Cash flows from financing activities
Gross proceeds of public offering	-	-	80,000,000
Proceeds from private placement of Founder Warrants	-	-	2,075,000
Proceeds from notes payable, stockholder	-	150,000	215,000
Payment of note payable, stockholder	(50,000)	-	(215,000)
Proceeds from sale of shares of common stock	-	25,000	25,000
Payment of costs related to proposed offering	(31,904)	(119,043)	(3,113,093)
Net cash (used in) provided by financing activities	(81,904)	55,957	78,986,907

Net increase in cash	18,633	53,287	25,500
Cash at beginning of the period	6,867	-	-
Cash at the end of the period	$25,500	$53,287	$25,500

Non cash investing activities:
Accrual of deferred underwriters’ discounts and commissions	-	-	$3,200,000

Supplemental schedule of cash flows information:
Cash paid during the period for income taxes	$525,000	-	$525,000

See Notes to Unaudited Condensed Financial Statements.

SECURE AMERICA ACQUISITION CORPORATION
(a Corporation in the Development Stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. Basis of Presentation

The financial statements of Secure America Acquisition Corporation (the ‘‘Company’’) at June 30, 2008, for the three months ended June 30, 2008, for the six months ended June 30, 2008, the period from May 14, 2007 (date of inception) to June 30, 2007 and for the period from May 14, 2007 (date of inception) to June 30, 2008 (cumulative) are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2008 and the results of its operations and cash flows for the three months ended June 30, 2008, for the six months ended June 30, 2008, the period from May 14, 2007 (date of inception) to June 30, 2007 and for the period from May 14, 2007 (date of inception) to June 30, 2008 (cumulative). Operating results for the interim periods are not necessarily indicative of the results to be expected for a full fiscal year. The December 31, 2007 balance sheet and the statement of stockholders’ equity for the period from May 14, 2007 (date of inception) to December 31, 2007 have been derived from the Company's audited financial statements.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may be omitted pursuant to such rules and regulations. See the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 for additional disclosures relating to the Company’s financial statements and accounting principles.

2. Organization and Business Operations

The Company was incorporated in Delaware on May 14, 2007 as a blank check company for the purposes of acquiring, or acquiring control of, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more domestic or international operating businesses (“Business Combination”). The Company’s efforts in identifying a prospective target business will be limited to the homeland security industry, but not businesses that design, build or maintain mission-critical facilities.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective on October 23, 2007. The Company consummated the Offering on October 29, 2007, issuing 10,000,000 units at a price of $8.00 per unit, which started trading separately on January 18, 2008. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination (“Business Combination”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, management placed $7.92 per unit sold in the Offering, or $79,200,000, into a trust account (“Trust Account”) and invested these proceeds in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its initial Business Combination and (ii) liquidation of the Company. The investments in the Trust Account have been accounted for as trading securities and are recorded at their market value of approximately $79,316,121 at June 30, 2008. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, providers of financing, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Two of the Company’s affiliates have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors, providers of financing, service providers or other entities that are owed money by the Company for services rendered to or contracted for or products sold to the Company. There can be no assurance that they will be able to satisfy those obligations. The net proceeds not held in the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

SECURE AMERICA ACQUISITION CORPORATION
(a Corporation in the Development Stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

2. Organization and Business Operations – (continued)

Additionally, up to an aggregate of $1,000,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements and additional funds may be released to fund tax obligations. An additional $150,000 of interest earned (net of taxes) on the Trust Account balance may be released to the Company to repay a loan made to the Company by Secure America Acquisition Holdings, LLC. The reconciliation of investments held in trust as of June 30, 2008 is as follows:

Contribution to trust	79,200,000
Interest income received	1,441,121
Withdrawals to fund loan repayments	(150,000)
Withdrawals to fund income taxes	(525,000)
Withdrawals to fund operations (a)	(650,000)
Total investments held in trust	79,316,121

(a)	amount is limited to $1,000,000.

SECURE AMERICA ACQUISITION CORPORATION
(a Corporation in the Development Stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

2. Organization and Business Operations – (continued)

The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for the approval of its stockholders. In the event that stockholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering (“Founders”), have agreed to vote their 2,500,000 founding shares of common stock in accordance with the vote of the majority of the shares voted by all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 2,999,999 shares sold in the Offering may seek conversion of their shares in the event of a Business Combination. Accordingly, a portion of the proceeds of the Offering (29.999% of the amounts placed in the Trust Account other than those related to deferred underwriters’ discounts and commissions as described in Note 3) have been classified as common stock subject to possible conversion in the accompanying balance sheet. Such Public Stockholders are entitled to receive their per share interest in the Trust Account (after the deduction of the permissible withdrawals of interest for working capital, income taxes and loan repayment described above) computed without regard to the shares of common stock held by the Founders prior to the consummation of the Offering.

On the effective date of the Offering (“Effective Date”), the Company’s Certificate of Incorporation was amended (i) to provide that the Company will continue in existence only until 24 months from the Effective Date of the Offering and (ii) to increase the number of authorized shares to 50,000,000. If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will dissolve and liquidate. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the warrants contained in the units as discussed in Note 3).

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

In December 2007, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 160 “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”) that is effective for annual periods beginning on or after December 15, 2008. Upon adoption of SFAS 160, the Company will re-classify any non-controlling interests as a component of equity.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

3. Initial Public Offering

On October 29, 2007, the Company sold 10,000,000 units at a price of $8.00 per unit. Each unit consists of one share of the Company’s common stock and one warrant. Each warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.25 commencing on the later of the completion of a Business Combination and 12 months from the Effective Date and expiring four years from the Effective Date. The Company may redeem all of the warrants, at a price of $.01 per warrant upon 30 days’ notice while the warrants are exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In accordance with the warrant agreement relating to the warrants to be sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such warrant shall not be entitled to exercise such warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the warrants may expire unexercised and unredeemed.

The Company agreed to pay the underwriters in the Offering an underwriting discount of 7.0% of the gross proceeds of the Offering. The underwriters were paid an underwriting discount of 3.0% of the gross proceeds of the Offering at closing. However, the underwriters have agreed that 4.0% of the underwriting discounts will not be payable unless and until the Company completes a Business Combination and have waived their right to receive such payment upon the Company’s liquidation if it is unable to complete a Business Combination and to forfeit, on a pro rata basis, to pay converting stockholder (as described in Note 1). The Company has included $3,200,000 in deferred underwriters’ discounts and commissions on the accompanying balance sheet.

 SECURE AMERICA ACQUISITION CORPORATION
(a Corporation in the Development Stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

4. Deferred Underwriters’ Discounts and Commissions

Deferred underwriters’ discounts and commissions at June 30, 2008 were $3,200,000. The underwriters have agreed that 4.0% of the underwriting discounts will not be payable unless and until the Company completes a Business Combination and have waived their right to receive such payment upon the Company’s liquidation if it is unable to complete a Business Combination and to forfeit, on a pro rata basis, to pay converting stockholders (as described in Note 1).

5. Commitments and Related Party Transactions

The Company presently occupies office space provided by an affiliate of one of the Founders. This affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate a total of $7,500 per month for such services commencing on the Effective Date. The Company records this fee as rent expense. For the six months ended June 30, 2008 and the period from May 14, 2007 (inception) through June 30, 2008, the Company recorded $45,000 and $61,694, respectively, in rent expense under this agreement.

Pursuant to letter agreements which the Founders entered into with the Company and the underwriters, the Founders have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

Secure America Acquisition Holdings, LLC, the principal initial stockholder of the Company, purchased a total of 2,075,000 warrants (“Founder Warrants”) at $1.00 per Warrant (for an aggregate purchase price of $2,075,000) privately from the Company. This purchase took place simultaneously with the consummation of the Offering. All of the proceeds received from this purchase were placed in the Trust Account. The Founder Warrants are identical to the warrants offered in the Offering, except that (i) the Founder Warrants are not subject to redemption, (ii) the Founder Warrants may be exercised on a cashless basis while the warrants included in the units sold in the Offering cannot be exercised on a cashless basis, (iii) upon an exercise of the Founder Warrants, the holders of the Founder Warrants will receive unregistered shares of our common stock, and (iv) subject to certain limited exceptions, the Founder Warrants are not transferable until they are released from escrow, as described below, which would only be after the consummation of a Business Combination. The Founder Warrants are differentiated from warrants sold as part of the units in the Offering through legends contained on the certificates representing the Founder Warrants indicating the restrictions and rights specifically applicable to such Founder Warrants.

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

Except for transfers to members of Secure America Acquisition Holdings, LLC, the Founder Warrants are not transferable (except in limited circumstance) or salable by the purchaser until the Company consummates a Business Combination, and are non-redeemable so long as the purchaser or a member transferee holds such warrants. The holders of Founder Warrants and the underlying shares of common stock are entitled to registration rights under an agreement signed on the date of the Offering to enable their resale commencing on the date such warrants become exercisable. The Company has elected to make the Founder Warrants non-redeemable in order to provide the purchaser and its member transferees a potentially longer exercise period for those warrants because they bear a higher risk while being required to hold such warrants until the consummation of a Business Combination. With those exceptions, the Founder Warrants have terms and provisions that are substantially identical to those of the warrants being sold as part of the uits in this Offering.

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

7. Deferred Acquisition Costs

Through June 30, 2008, the Company incurred $100,000 of costs in connection with a potential acquisition. Costs deferred at March 31, 2008 which related to a potential acquisition that was abandoned in the quarter ended June 30, 2008 have been charged to operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
This Quarterly Report on Form 10-Q, including, without limitation, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend the forward-looking statements to be covered by the safe harbor for forward-looking statements in such sections of the Exchange Act. The forward-looking information is based on various factors and was derived using numerous assumptions. All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are usually accompanied by words such as “believe,” “anticipate,” “plan,” “seek,” “expect,” “intend” and similar expressions.

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward looking statements due to a number of factors, including those set forth in the “Risk Factors” section of our Registration Statement on Form S-1, as amended, Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-KSB for the year ended December 31, 2007, as updated and supplemented by Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, and elsewhere in this report. These factors as well as other cautionary statements made in this Quarterly Report on Form 10-Q, should be read and understood as being applicable to all related forward-looking statements wherever they appear herein. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our judgment as of the date hereof. We encourage you to read those descriptions carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law.

The following discussion should be read in conjunction with our unaudited financial statements and related notes thereto included elsewhere in this report.

Overview

We were formed on May 14, 2007 under the laws of the State of Delaware, as a blank check company for the purpose of acquiring, or acquiring control of, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, one or more domestic or international operating businesses, which we refer to as our initial business combination. Our efforts in identifying a prospective target business will be limited to the homeland security industry, but not to businesses that design, build or maintain mission-critical facilities. “Mission-critical” facilities are those facilities that shelter and support an organization's people, equipment and data to a level that far exceeds standards for normal facilities. Mission-critical facilities generally serve or house an essential business or government function that must operate absolutely reliably around the clock, 365 days per year, under any circumstances, such as data centers, operation centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Services that may be provided to mission-critical facilities include technology consulting, engineering and design management, construction management, system installations, operations management and facilities management and maintenance. We changed our name from “Fortress America Acquisition Corporation II” to “Secure America Acquisition Corporation” on August 6, 2007.

We are focused on a business combination in the U.S. homeland security industry, which we believe includes, among others, the following sectors: nuclear and radiological detection and prevention; transportation security: ground, aviation and port and marine; border security; energy security; physical infrastructure security; cyber-security; emergency and disaster preparedness and response; bioterrorism prevention and detection; counterterrorism and law enforcement; domestic and foreign intelligence; and other sectors impacted by homeland security issues or directives.

Results of Operations

Three month period ended June 30, 2008

For the three months ended June 30, 2008, we had a total income of $335,573, consisting of net interest income on investments held in trust and on cash balances maintained.

Total expenses for the three months ended June 30, 2008 were $289,640, consisting of $258,828 in operating expenses and $30,812 in income tax expense. We had net income of $45,933 for this period.

Six month period ended June 30, 2008

For the six months ended June 30, 2008, we had a total income of $894,755, consisting of net interest income on investments held in trust and on cash balances maintained.

Total expenses for the six months ended June 30, 2008 were $585,755, consisting of $391,307 in operating expenses and $194,448 in income tax expense. We had net income of $309,000 for this period.

Period from May 14, 2007 (inception) through June 30, 2008

For the period from May 14, 2007 (inception) through June 30, 2008, we had a total income of $1,441,132, consisting of net interest income on investments held in trust and on cash balances maintained.

Total expenses for this period were $853,389, consisting of $486,617 in formation and operating expenses and $366,772 in income tax expense. We had net income of $587,743 for this period.

Period from May 14, 2007 (inception) through June 30, 2007

For the period from May 14, 2007 (inception) through June 30, 2007, we had no income and total expenses of $2,670, consisting entirely of formation expenses. We had a net loss of $2,670 for this period.

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

Through June 30, 2008, we have drawn $1,325,000 of the funds that may be used by us from the Trust Account to fund working capital requirements, to fund income tax payments and to repay loans made to us.

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

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangement, financings or other relationships with unconsolidated entities or other persons, also know as special purpose entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable as we are a smaller reporting company.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting.

During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as such term is defined in Rules 13a-15 and 15d-15 of the Exchange Act.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

31.2
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

31.3
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

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

SECURE AMERICA ACQUISITION CORPORATION

Date: August 12, 2008	By:	/s/ C. Thomas McMillen
C. Thomas McMillen, Chairman and Co-Chief Executive Officer
(Principal Executive Officer and Authorized Officer)

Date: August 12, 2008	By:	/s/ Harvey L. Weiss
Harvey L. Weiss, Co-Chief Executive Officer
(Principal Executive Officer and Authorized Officer)