Form 10-Q
period 2008-09-30
Secure America Acquisition CORP
filed 2008-11-14
CIK 1402364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended September 30, 2008

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

As of November 10, 2008, 12,500,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

SECURE AMERICA ACQUISITION CORPORATION

INDEX TO FORM 10-Q

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheet as of September 30, 2008 (unaudited) and as of December 31, 2007	1

	Condensed Statement of Operations (unaudited) for the three months ended September 30, 2008 and 2007, the nine months ended September 30, 2008, the period from May 14, 2007 (date of inception) to September 30, 2007, and for the period from May 14, 2007 (date of inception) to September 30, 2008	2

	Condensed Statement of Stockholders’ Equity for the period from May 14, 2007 (date of inception) to September 30, 2008 (unaudited)	3

	Condensed Statement of Cash Flows (unaudited) for the nine months ended September 30, 2008, the period from May 14, 2007 (date of inception) to September 30, 2007, and for the period from May 14, 2007 (date of inception) to September 30, 2008	4

	Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4T.	Controls and Procedures	15

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

SIGNATURES		17

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SECURE AMERICA ACQUISITION CORPORATION
(a Corporation in the Development Stage)

CONDENSED BALANCE SHEET

	September 30, 2008 (unaudited)	December 31, 2007

Assets
Current assets:
Cash	$124,073	$6,867
Investments held in Trust Fund	79,451,718	79,466,371
Prepaid expenses	38,765	95,015
Prepaid income tax	5,870	-
Total current assets	79,620,426	79,568,253
Deferred acquisition costs	100,000	-
Deferred tax asset	114,354	26,058
Total assets	$79,834,780	$79,594,311

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	$102,571	$47,274
Accounts payable	6,047	33,005
Income taxes payable	-	198,382
Deferred underwriters’ discounts and commissions	3,200,000	3,200,000
Note payable to stockholder	-	50,000
Total current liabilities	3,308,618	3,528,661

Common stock subject to possible conversion, 2,999,999 shares at conversion value	22,799,992	22,799,992

Commitments

Stockholders' equity
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued and outstanding	-	-
Common stock, $.0001 par value, Authorized 50,000,000 shares; 12,500,000 shares issued and outstanding (including 2,999,999 shares subject to possible conversion)	1,250	1, 250
Additional paid-in capital	52,985,665	52,985,665
Income accumulated during the development stage	739,255	278,743
Total stockholders' equity	53,726,170	53,265,658
Total liabilities and stockholders' equity	$79,834,780	$79,594,311

See Notes to Unaudited Condensed Financial Statements.

SECURE AMERICA ACQUISITION CORPORATION
(a Corporation in the Development Stage)

CONDENSED STATEMENT OF OPERATIONS
(unaudited)

	For the Three Months Ended September 30, 2008	For the Three Months Ended September 30, 2007	For the Nine Months Ended September 30, 2008	For the Period May 14, 2007 (inception) to September 30, 2007	For the Period May 14, 2007 (inception) to September 30, 2008
Income:
Interest Income	$335,599	$2	$1,230,354	$2	$1,776,731
Total Income	335,599	2	1,230,354	2	1,776,731

Expenses:
Formation and operating costs	89,257	80	480,564	2,750	575,874

Income (loss) before income taxes	246,342	(78)	749,790	(2,750)	1,200,857

State and federal income taxes	94,830	-	289,278	-	461,602

Net income (loss)	$151,512	$(78)	$460,512	(2,748)	$739,255

Weighted average number of shares outstanding – basic and diluted	12,500,000	2,500,000	12,500,000	2,500,000	9,179,842

Net income (loss) per share – basic and diluted	$.01	$.00	$.04	$.00	$.08

See Notes to Unaudited Condensed Financial Statements.

SECURE AMERICA ACQUISITION CORPORATION
(a Corporation in the Development Stage)

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
For the period from May 14, 2007 (inception) to September 30, 2008

			Additional	Income Accumulated During the
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	capital	Stage	Equity
Common shares issued May 14, 2007 at $.01 per share	2,500,000	$250	$24,750	-	$25,000

Common shares issued October 29, 2007, par value $0.0001, net of underwriters’ discount and offering expenses (includes 2,999,999 shares subject to possible conversion)	10,000,000	1,000	73,685,907	-	73,686,907
Proceeds from private placement of Founder Warrants	-	-	2,075,000	-	2,075,000
Proceeds subject to possible conversion of 2,999,999 shares	-	-	(22,799,992)	-	(22,799,992)
Net Income	-	-	-	278,743	278,743
Balance at December 31, 2007	12,500,000	1,250	52,985,665	278,743	53,265,658
Unaudited:
Net Income	-	-	-	460,512	460,512
Balance at September 30, 2008	12,500,000	$1,250	$52,985,665	$739,255	$53,726,170

See Notes to Unaudited Condensed Financial Statements.

SECURE AMERICA ACQUISITION CORPORATION
(a Corporation in the Development Stage)

CONDENSED STATEMENT OF CASH FLOWS
(unaudited)

	For the period January 1, 2008 to September 30, 2008	For the period May 14, 2007(inception) to September 30, 2007	For the period May 14, 2007(inception) to September 30, 2008
Cash flows from operating activities
Net income (loss)	$460,512	$(2,748)	$739,255
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on U.S. government securities money market	(1,230,347)	-	(1,776,718)
Deferred income taxes	(88,296)	-	(114,354)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	56,250	-	(38,765)
Increase in accounts payable	4,946	-	6,047
Increase in accrued expenses	55,297	-	102,571
Decrease in income taxes payable	(204,252)	-	(5,870)
Net cash used in operating activities	(945,890)	(2,748)	(1,087,834)

Cash flows from investing activities
Investments deposited in trust account	-	-	(79,200,000)
Interest drawn from trust account	1,245,000	-	1,525,000
Payment of deferred acquisition costs	(100,000)	-	(100,000)
Net cash provided by (used in) investing activities	1,145,000	-	(77,775,000)

Cash flows from financing activities
Gross proceeds of public offering	-	-	80,000,000
Proceeds from private placement of Founder Warrants	-	-	2,075,000
Proceeds from notes payable, stockholder	-	150,000	215,000
Payment of note payable, stockholder	(50,000)	-	(215,000)
Proceeds from sale of shares of common stock	-	25,000	25,000
Payment of costs related to public offering	(31,904)	(130,764)	(3,113,093)
Net cash (used in) provided by financing activities	(81,904)	44,236	78,986,907

Net increase in cash	117,206	41,488	124,073
Cash at beginning of the period	6,867	-	-
Cash at the end of the period	$124,073	$41,488	$124,073

Non cash investing activities:
Accrual of deferred underwriters’ discounts and commissions	-	$-	$3,200,000
Supplemental schedule of cash flow information:
Cash paid during the period for income taxes	$581,826	-	$581,826

See Notes to Unaudited Condensed Financial Statements.

SECURE AMERICA ACQUISITION CORPORATION
(a Corporation in the Development Stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. Basis of Presentation

The financial statements of Secure America Acquisition Corporation (the ‘‘Company’’) at September 30, 2008, for the three months ended September 30, 2008 and 2007, for the nine months ended September 30, 2008, the period from May 14, 2007 (date of inception) to September 30, 2007 and for the period from May 14, 2007 (date of inception) to September 30, 2008 (cumulative) are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2008 and the results of its operations and its cash flows for the three months ended September 30, 2008 and 2007, for the nine months ended September 30, 2008, the period from May 14, 2007 (date of inception) to September 30, 2007 and for the period from May 14, 2007 (date of inception) to September 30, 2008 (cumulative). Operating results for the interim periods are not necessarily indicative of the results to be expected for a full fiscal year. The December 31, 2007 balance sheet and the statement of stockholders’ equity for the period from May 14, 2007 (date of inception) to December 31, 2007 have been derived from audited financial statements.

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

SECURE AMERICA ACQUISITION CORPORATION
(a Corporation in the Development Stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

2. Organization and Business Operations – (continued)

The registration statement for the Company’s initial public offering (“Offering”) was declared effective on October 23, 2007 (the “Effective Date”). The Company consummated the Offering on October 29, 2007, issuing 10,000,000 units at a price of $8.00 per unit, which started trading separately on January 18, 2008. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, management placed $7.92 per unit sold in the Offering, or $79,200,000 into a trust account (“Trust Account”) and invested these proceeds in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination or (ii) liquidation of the Company. At September 30, 2008, these proceeds were invested in a money market fund that invests in U.S. government securities. On October 3, 2008, the Company transferred the proceeds into a money market fund that invests in U.S. treasuries. This transfer was effected at par. The investments in the Trust Account have been accounted for as trading securities and are recorded at their market value of approximately $79,451,718 at September 30, 2008. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, providers of financing, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Two of the Company’s affiliates have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors, providers of financing, service providers or other entities that are owed money by the Company for services rendered to or contracted for or products sold to the Company. There can be no assurance that they will be able to satisfy those obligations. The net proceeds not held in the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $1,000,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements and additional funds may be released to fund tax obligations. An additional $150,000 of interest earned (net of taxes) on the Trust Account balance may be released to the Company to repay a loan made to the Company by Secure America Acquisition Holdings, LLC. The reconciliation of investments held in trust as of September 30, 2008 is as follows:

Contribution to trust	$79,200,000

Interest income received	1,776,718

Withdrawals to fund loan repayments	(150,000)

Withdrawals to fund income taxes	(581,826)

Withdrawals to fund operations (a)	(793,174)

Total investments held in trust	$79,451,718

(a)	amountis limited to $1,000,000.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 2,999,999 shares sold in the Offering may seek conversion of their shares in the event of a Business Combination. Accordingly, a portion of the proceeds of the Offering (29.999% of the amounts placed in the Trust Account other than those related to deferred underwriters’ discounts and commissions as described in Note 3) have been classified as common stock subject to possible conversion in the accompanying balance sheet. Such Public Stockholders are entitled to receive their per share interest in the Trust Account (after the deduction of the permissible withdrawals of interest for working capital, income taxes, and loan repayment described above)computed without regard to the shares of common stock held by the Founders prior to the consummation of the Offering.

On the Effective Date, the Company’s Certificate of Incorporation was amended (i) to provide that the Company will continue in existence only until 24 months from the Effective Date of the Offering and (ii) to increase the number of authorized shares of common stock to 50,000,000. If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will dissolve and liquidate. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the warrants contained in the units to be offered in the Offering discussed in Note 3).

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

 SECURE AMERICA ACQUISITION CORPORATION
(a Corporation in the Development Stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

4. Deferred Underwriters’ Discounts and Commissions

Deferred underwriters’ discounts and commissions at September 30, 2008 were $3,200,000. The underwriters have agreed that 4.0% of the underwriting discounts will not be payable unless and until the Company completes a Business Combination and have waived their right to receive such payment upon the Company’s liquidation if it is unable to complete a Business Combination and to forfeit, on a pro rata basis, to pay converting stockholders (as described in Note 1).

5. Commitments and Related Party Transactions

The Company presently occupies office space provided by an affiliate of one of the Founders. This affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate a total of $7,500 per month for such services commencing on the Effective Date. The Company records this fee as rent expense. For the three months ended September 30, 2008, the nine months ended September 30, 2008 and the period from May 14, 2007 (inception) through September 30, 2008, the Company recorded $22,500, $67,500 and $84,194, respectively, in rent expense under this agreement.

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

Except for transfers to members of Secure America Acquisition Holdings, LLC, the Founder Warrants are not transferable (except in limited circumstances) or salable by the purchaser until the Company consummates a Business Combination, and are non-redeemable so long as the purchaser or a member transferee holds such warrants. The holders of Founder Warrants and the underlying shares of common stock are entitled to registration rights to enable their resale commencing on the date such warrants become exercisable. The Company has elected to make the Founder Warrants non-redeemable in order to provide the purchaser and its member transferees a potentially longer exercise period for those warrants because they bear a higher risk while being required to hold such warrants until the consummation of a Business Combination. With those exceptions, the Founder Warrants have terms and provisions that are substantially identical to those of the warrants sold as part of the units in the Offering.

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

7. Deferred Acquisition Costs

Through September 30, 2008, the Company incurred $100,000 of costs in connection with a potential acquisition.

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

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward looking statements due to a number of factors, including those set forth in the “Risk Factors” section of our Registration Statement on Form S-1, as amended, Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-KSB for the year ended December 31, 2007 and elsewhere in this report. These factors as well as other cautionary statements made in this Quarterly Report on Form 10-Q, should be read and understood as being applicable to all related forward-looking statements wherever they appear herein. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our judgment as of the date hereof. We encourage you to read those descriptions carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law.

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

Results of Operations

Three month period ended September 30, 2008

For the three months ended September 30, 2008, we had total income of $335,599, consisting of net interest income on investments held in trust and on cash balances maintained.

Total expenses for the three months ended September 30, 2008 were $184,087, consisting of $89,257 in operating expenses and $94,830 in income tax expense. We had net income of $151,512 for this period.

Three month period ended September 30, 2007

For the three months ended September 30, 2007, we had interest income of $2 and total formation expenses of $80. We had a net loss of $78 for this period.

Nine month period ended September 30, 2008

For the nine months ended September 30, 2008, we had total income of $1,230,554, consisting of net interest income on investments held in trust and on cash balances maintained.

Total expenses for the nine months ended September 30, 2008 were $769,842, consisting of $480,564 in operating expenses and $289,278 in income tax expense. We had net income of $460,512 for this period.

Period from May 14, 2007 (inception) through September 30, 2008

For the period from May 14, 2007 (inception) through September 30, 2008, we had total income of $1,776,731, consisting of net interest income on investments held in trust and on cash balances maintained.

Total expenses for this period were $1,037,476, consisting of $575,874 in formation and operating expenses and $461,602 in income tax expense. We had net income of $739,255 for this period.

Period from May 14, 2007 (inception) through September 30, 2007

For the period from May 14, 2007 (inception) through September 30, 2007, we had interest income of $2 and total formation expenses of $2,750. We had a net loss of $2,748 for this period.

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

Up to an aggregate of $1,000,000 of interest earned (net of taxes) on the trust account balance may be released to us to fund working capital requirements and additional funds may be released to fund our income tax obligations. We believe that these amounts will be sufficient to allow us to operate for at least the 24 months following the closing of our initial public offering, assuming that a business combination is not consummated during that time. Over this time period, we anticipate making the following expenditures:

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

Through September 30, 2008, we have drawn $1,525,000 of the funds that may be used by us from the Trust Account to fund working capital requirements, to fund income tax payments and to repay loans made to us.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting.

During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as such term is defined in Rules 13a-15 and 15d-15 of the Exchange Act.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

31.2
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

31.3
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

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

SECURE AMERICA ACQUISITION CORPORATION

Date: November 10, 2008	By:	/s/ C. Thomas McMillen

C. Thomas McMillen, Chairman and Co-Chief Executive Officer
(Principal Executive Officer and Authorized Officer)

Date: November 10, 2008	By:	/s/ Harvey L. Weiss

Harvey L. Weiss, Co-Chief Executive Officer (Principal Executive Officer and Authorized Officer)