Form 10-K
period 2008-12-31
Secure America Acquisition CORP
filed 2009-03-31
CIK 1402364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to

Commission file number:  0001-402364

SECURE AMERICA ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction	26-0188408
of incorporation or organization)	(I.R.S. Employer Identification No.)

1005 North Glebe Road, Suite 550
Arlington, Virginia	22201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (703) 528-7073

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.0001 Par Value Per Share	NYSE Amex
Common Stock Purchase Warrant	NYSE Amex
Units, Consisting of One Share of Common Stock and Warrant	NYSE Amex

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐   Accelerated filer ☐
Non-accelerated filer ☐  [Do not check if a smaller reporting company]
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☒   No  ☐

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold, or $7.45 per share, as of the last business day of the registrant’s most recently completed second fiscal quarter was $56,574,808.

As of March 27, 2009, the registrant had 12,500,000 of common stock outstanding.

TABLE OF CONTENTS

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: None.

PART I

Item 1.    BUSINESS

Introduction

We were formed on May 14, 2007 as a blank check company for the purposes of acquiring, or acquiring control of, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more domestic or international operating businesses, which we refer to as our initial business combination. Our efforts in identifying a prospective target business are limited to the homeland security industry, but not businesses that design, build or maintain mission-critical facilities. “Mission-critical” facilities are those facilities that shelter and support an organization's people, equipment and data to a level that far exceeds standards for normal facilities. Mission-critical facilities generally serve or house an essential business or government function that must operate absolutely reliably around the clock, 365 days per year, under any circumstances, such as data centers, operation centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Services that may be provided to mission-critical facilities include technology consulting, engineering and design management, construction management, system installations, operations management and facilities management and maintenance.

The registration statement for our initial public offering was declared effective October 23, 2007. We consummated our initial public offering on October 29, 2007, issuing 10,000,000 units at a price of $8.00 per unit. Our management has broad discretion with respect to the specific application of the net proceeds of our initial public offering, although substantially all of the net proceeds of our initial public offering are intended to be generally applied toward consummating our initial business combination. There is no assurance that we will be able to successfully effect an initial business combination. Upon the closing of our initial public offering, we placed $7.92 per unit in our initial public offering, or $79,200,000 into a trust account and invested these proceeds in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of our initial business combination and (ii) the liquidation of the Company. The placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, providers of financing, prospective target businesses or other entities we engage, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account, there is no guarantee that they will execute such agreements. C. Thomas McMillen and Harvey Weiss, our Co-Chief Executive Officers, have agreed that they will be liable under certain circumstances to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or vendors, providers of financing, service providers or other entities that are owed money by us for services rendered to or contracted for or products sold to us. There can be no assurance that they will be able to satisfy those obligations. The net proceeds not held in the trust account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $1,000,000 of interest earned on the trust account balance may be released to us to fund working capital requirements and additional funds may be released to fund tax obligations. An additional $150,000 of interest earned (net of taxes) on the trust account balance may be released to us to repay a loan made to us by Secure America Acquisition Holdings, LLC.

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

Through December 31, 2008, we have drawn $994,000 of the funds that may be released to us from the trust account to fund working capital requirements. As of December 31, 2008, there was $79,330,205 held in the trust account.

Homeland Security Industry

We believe that the homeland security industry is among the fastest growing industries in the United States. According to the Civitas Group, a strategic advisory and investment services firm serving the homeland security market, the U.S. homeland security market was approximately $31 billion in 2006 and has a projected market size of $136 to $145 billion over the next five years. In addition, the global homeland security market, which was approximately $55 billion in 2006, is projected to exceed $170 billion by 2015, according to Homeland Security Research Corp, a homeland security market research firm. We believe that this anticipated growth should create attractive acquisition opportunities.

We are focused on a business combination in the U.S. homeland security industry, which we believe includes, among others, the following sectors:

•	Nuclear and radiological detection and prevention

•	transportation security; ground, aviation and port and marine;

•	border security;

•	physical infrastructure security;

•	cyber-security;

•	emergency and disaster preparedness and response;

•	bioterrorism prevention and detection;

•	counterterrorism and law enforcement;

•	domestic and foreign intelligence; and

•	other sectors impacted by homeland security issues or directive.

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

Prevention:  Companies that help anticipate and take action to block attacks or avoid or mitigate the consequences of physical, virtual or economic disasters, including:

•	Individual tracking and identification, including access control systems, smart cards, hardware, readers, software, and biometrics;

•	Chemical, biological, radiological, nuclear and other explosive detection and identification products and services;

•	Other remote sensing of air, food and water screening;

•	Physical security products, including personnel and vehicle armor, ballistic and blast protection, non-lethal munitions, safe rooms, and alarm systems;

•	Food safety products and services;

•	Software for intelligence, security and data analysis;

•	Data, cyber-security and information assurance;

•	Other critical infrastructure security products and services for the private sector;

•	Integrated security solution providers;

•	Risk mitigation including consultative services, background screening, and investigative services;

•	Energy infrastructure maintenance, protection and modernization;

•	Alternative energy products, produces and providers; and

•	Energy efficiency enhancement products and services.

Response:  Companies that help challenge attacks underway or cope with the immediate aftermath of an attack or a disaster, including:

•	Personal protection equipment;

•	Rapid containment products and services for chemical, biological or radiological agents;

•	Decontamination products and services to manage disaster occurrences;

•	Emergency alert and response communication hardware, software and services;

•	Advance fire suppression techniques;

•	Medical and public health disaster management, including treatment for bio-terror;

•	Terrorism-related insurance products and services;

•	Mobile medical and command control units; and

•	Energy supply alternatives and distribution management.

Recovery:  Companies that help restore and reconstruct governments and private enterprises after an attack or a disaster, including:

•	Environmental and infrastructure cleanup and disaster management services;

•	Recovery products, such as hydration, temporary housing, first aid materials, etc;

•	Business continuity and substitute services for temporary loss of major services from attacks or disasters; and

•	Energy infrastructure redundancy and recovery products and services.

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

Effecting a Business Combination

General

We have not engaged in any substantive commercial business since the consummation of our initial public offering. We intend to utilize cash derived from the proceeds of our initial public offering, our capital stock, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of our initial public offering are intended to be generally applied toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect business combinations with more than one target business, it is likely that we will have the ability to initially complete only a single business combination with the proceeds of our initial public offering, although this may entail the simultaneous acquisitions of several operating businesses at the same time.

We Have Not Identified a Target Business

As of December 31, 2008, we have not selected any target business with which to seek a business combination. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses, other than our exclusion of businesses that design, build, or maintain mission-critical facilities.

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

We would consider entering into a business combination with a target business that is affiliated with our officers, directors, special advisors or stockholders, only after exploring transactions with respect to unaffiliated business targets, if our board of directors determines that a business combination with such affiliated entity would be in the best interests of our public stockholders and if we obtain an opinion from an independent investment banking firm, which may or may not be a member of the Financial Industry Regulatory Authority, or FINRA, that the business combination is fair to our unaffiliated stockholders from a financial point of view. Because the opinion will likely be addressed to our board of directors for their use in evaluating the transaction, we do not anticipate that our stockholders will be entitled to rely on such opinion. However, as the opinion will be attached to, and thoroughly described in, our proxy soliciting materials, we believe investors will be provided with sufficient information in order to allow them to properly analyze the transaction. While we will consider whether such opinion may be relied on by our stockholders when selecting an investment banking firm to provide a fairness opinion, it will not be dispositive as to which investment banking firm we decide to engage for such opinion. Other factors expected to be considered by our board of directors in making such decision include, among others, cost, timing and reputation of the investment bank, including its knowledge of the homeland security industry. However, as of December 31, 2008, there are no affiliated entities that we believe we would consider as a business combination target, nor will we consider for our initial business combination any of the target businesses that were considered by Fortress International Group, Inc. prior to its initial business combination.

Selection of a Target Business and Structuring of a Business Combination

Subject to the requirement that our initial business combination must be with a target business or businesses with a collective fair market value that is at least 80% of our net assets (excluding deferred underwriters’ discounts and commissions held in the trust account) at the time of such acquisition, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. Since the consummation of our initial public offering, we have been searching for a possible target business in the homeland security industry. In evaluating a prospective target business, our management will conduct the necessary business, legal and accounting due diligence on such target business and will consider, among other factors, the following:

•	financial condition and results of operations;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	stage of development of the products, provisions or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	barriers to entry into the industry;

•	breadth of products or services offered;

•	degree of current or potential market acceptance of the products or services;

•	regulatory environment of the industry,

•	costs associated with effecting the business combination; and

•	relative valuation multiples of similar publicly traded companies.

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

Fair Market Value of a Target Business

In our initial business combination, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of our net assets (excluding the deferred underwriting discounts and commissions held in the trust account) at the time of such business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of our net assets (excluding the deferred underwriting discounts and commissions held in the trust account). We anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business. We may, however, structure a business combination to acquire less than 100% of such interests or assets of the target business but will not acquire less than majority voting control of the target business. This restriction will not preclude a reverse merger or similar transaction in which we acquire, or acquire control of, the target business. If we acquire only a controlling interest in a target business or businesses, the portion of such business that we acquire must have a fair market value equal to at least 80% of our net assets (excluding the deferred underwriting discounts and commissions held in the trust account). In order to consummate such a business combination, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fundraising arrangement and have no current intention of doing so nor can we assure you that we will be able to locate or enter into a business combination with a target business on favorable terms or at all.

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

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Based upon publicly available information, there are approximately 161 blank check companies that have completed initial public offerings in the United States, out of which approximately 60 companies with more than $12.4 billion in trust combined are seeking to carry out a business plan similar to our business plan. Furthermore, there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings, and there are likely to be more blank check companies filing registration statements for initial public offerings prior to our completion of a business combination. Additionally, we may be subject to competition from entities other than blank check companies having a business objective similar to ours, including venture capital firms, leverage buyout firms and operating businesses looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, the following may not be viewed favorably by certain target businesses:

•
our obligation to seek stockholder approval of a business combination or obtain the necessary financial information to be included in the proxy statement to be sent to stockholders in connection with such business combination may delay or prevent the completion of a transaction;

•	our outstanding warrants, and the future dilution they potentially represent; and

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

Item 1A.	RISK FACTORS

This item is not required as we are a smaller reporting company.

Item 1B.	UNRESOLVED STAFF COMMENTS

This item is not required as we are a smaller reporting company.

Item 2.	PROPERTIES

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

Item 3.	LEGAL PROCEEDINGS

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, common stock and warrants are traded on the NYSE Amex (formerly the American Stock Exchange) under the symbols HLD.U, HLD and HLD.W, respectively. Each of our units consists of one share of our common stock and one warrant. The following table sets forth the range of high and low closing bid prices for the units, common stock and warrants for the period indicated. The units commenced public trading on October 23, 2007 and the common stock and warrants commenced separate public trading on January 18, 2008. Prior to October 23, 2007, there was no established public trading market for our units. Prior to January 18, 2008, there was no established public trading market for our common stock or warrants.

	Units		Common				Warrants
	High	Low	High		Low		High		Low
Quarter ended December 31, 2007	$8.06	$7.83	$	N/A	$	N/A	$	N/A	$	N/A

Quarter ended March 31, 2008	7.95	7.41		7.30		6.67		0.68		0.28

Quarter ended June 30, 2008	7.72	7.40		7.49		7.18		0.32		0.25

Quarter ended September 30, 2008	7.70	7.46		7.60		7.35		0.26		0.10

Quarter ended December 31, 2008	7.28	7.00		7.32		6.99		0.13		0.02

Stockholders

As of March 24, 2008, there was one holder of record of our units, seven holders of record of our common stock and two holders of record of our warrants. The units (and the shares of common stock included in the units) issued in our initial public offering were available initially only in book-entry form and are currently represented by one or more global certificates, which were deposited with, or on behalf of, the Depository Trust Company and registered in its name or in the name of its nominee. Accordingly, all of the public shares are held in “street name.”

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

Unregistered Sales of Securities

None.

Issuer Purchases of Equity Securities

  None.

Item 6.	SELECTED FINANCIAL DATA

This item is not required as we are a smaller reporting company.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes thereto contained in this annual report on Form 10-K.

We were formed on May 14, 2007, as a blank check company for the purpose of acquiring, or acquiring control of, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, one or more domestic or international operating businesses, which we refer to as our initial business combination. Our efforts in identifying a prospective target business are limited to the homeland security industry, but not businesses that design, build or maintain mission-critical facilities. “Mission-critical” facilities are those facilities that shelter and support an organization's people, equipment and data to a level that far exceeds standards for normal facilities. Mission-critical facilities generally serve or house an essential business or government function that must operate absolutely reliably around the clock, 365 days per year, under any circumstances, such as data centers, operation centers, network facilities, server rooms, security operations centers, communications facilities and the infrastructure systems that are critical to their function. Services that may be provided to mission-critical facilities include technology consulting, engineering and design management, construction management, system installations, operations management and facilities management and maintenance. We changed our name from “Fortress America Acquisition Corporation II” to “Secure America Acquisition Corporation” on August 6, 2007.

Results of Operations

For the year ended December 31, 2008

For the year ended December 31, 2008, we had total income of $1,272,409, consisting of net interest income on investments held in trust and on cash balances maintained. Total expenses for this period were $839,581, consisting of $548,318 in formation and operating expenses and $291,263 in income tax expense. We had net income of $432,828 for the period.

For the period from May 14, 2007 (inception) through December 31, 2007

For the period from May 14, 2007 (inception) through December 31, 2007, we had total income of $546,377, consisting of net interest income on investments held in trust and on cash balances maintained. Total expenses for this period were $267,634, consisting of $95,310 in formation and operating expenses and $172,324 in income tax expense. We had net income of $278,743 for the period.

For the period from May 14, 2007 (inception) through December 31, 2008

For the period from May 14, 2007 (inception) through December 31, 2007, we had total income of $1,818,786, consisting of net interest income on investments held in trust and on cash balances maintained. Total expenses for this period were $1,107,215, consisting of $643,628 in formation and operating expenses and $463,587 in income tax expense. We had net income of $711,571 for the period.

Liquidity and Capital Resources

The reconciliation of investments held in the trust as of December 31, 2008 and 2007 is as follows:

	December 31, 2008	December 31, 2007

Contribution to trust	$79,200,000	$79,200,000
Interest income received	1,856,031	546,371
Withdrawals to fund loan repayments	(150,000)	(100,000)
Withdrawals to fund income taxes	(581,826)	-
Withdrawals to fund operations (a)	(994,000)	(180,000)
Total investments held in trust	$79,330,205	$79,466,371

(a)	amount is limited to $1,000,000.

Prior to the consummation of our initial public offering, our liquidity needs were satisfied through receipt of $25,000 in stock subscriptions from our initial stockholders and a loan of $150,000 from Secure America Acquisition Holdings, LLC.

The net proceeds from (i) the sale of the units in our initial public offering, after deducting offering expenses of approximately $713,000 (of which approximately $88,000 was paid from interest earned on amounts held in the trust account) and underwriting discounts and commissions of approximately $5,600,000, (ii) the sale of the founder warrants in a private placement which occurred immediately prior to the closing of our initial public offering for an aggregate purchase price of $2,075,000 and (iii) the $150,000 loan made to us by Secure America Acquisition Holdings, LLC, were approximately $76,000,000. All such net proceeds were placed in the trust account. An additional amount equal to 4.0% of the gross proceeds of our initial public offering, or $3,200,000, was also placed in the trust account and will be used to pay the underwriters a deferred fee (or paid to public stockholders who elect to convert their common stock in connection with our initial business combination, as the case may be) upon the consummation of our initial business combination, and will not be available for our use to acquire a target business. We expect that most of the amounts held in the trust account will be used as consideration to pay the sellers of a target business or businesses with which we ultimately complete a business combination. We will use substantially all of the net proceeds of our initial public offering not in the trust account to acquire, or acquire control of, a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the amounts held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business.

We believe that the maximum $1,000,000 of interest earned (net of taxes) on the trust account balance that may be released to us as well as amounts necessary for our income tax obligations, will be sufficient to allow us to operate until October 23, 2009, assuming that a business combination is not consummated during that time. Over this time period, we anticipate making the following expenditures:

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

An additional $150,000 of interest earned (net of taxes) on the trust account balance has been released to us to repay the loan made to us by Secure America Acquisition Holdings, LLC.

Through December 31, 2008, we have drawn $994,000 of the funds that may be used by us from the trust account to fund working capital requirements and to repay loans made to us.

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

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not required as we are a smaller reporting company.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 14 of this annual report on Form 10-K and is incorporated herein by this reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T).	CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-d, we carried out an evaluation as of December 31, 2008, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, accumulated, processed, summarized, reported and communicated on a timely basis within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(a) Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, or GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records the in reasonable detail accurately and fairly reflect transactions involving our assets;

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the framework set forth in the report entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on its evaluation of our disclosure controls and procedures, our management has concluded that during the period covered by this report, our disclosure controls and procedures were effective and there were no material weaknesses in our internal control system over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

(b)           Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors

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

Director Independence

The NYSE Amex (formerly the American Stock Exchange) requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with our Company, either directly or indirectly.  Based upon this review, our Board has determined that Messrs. Hutchinson, Rockwell and McNeill are our independent directors, constituting a majority of our board. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Our current directors and special advisors are as follows:

Name	Age	Position
C. Thomas McMillen	56	Chairman of the Board, Co-Chief Executive Officer
Harvey L. Weiss	65	Co-Chief Executive Officer, Director
Asa Hutchinson	57	Director
Philip A. McNeill	49	Director
S. Kent Rockwell	64	Director
Mark A. Frantz	40	Special Advisor
Brian C. Griffin	55	Special Advisor

C. Thomas McMillen has served as our Chairman and Co-Chief Executive Officer since inception and has over 18 years of experience in government, finance and mergers and acquisitions. From December 2004 until January 2007, he served as the Chairman of Fortress America Acquisition Corporation (now Fortress International Group, Inc.; NASDAQ: FIGI), where he currently serves as Vice Chairman. Mr. McMillen has also served, since August 2005, as the President, Chief Executive Officer and Chairman of the board of directors of Homeland Security Capital Corporation (OTC: HOMS), a consolidator of homeland security companies that provides capital and management advice for developing companies. Mr. McMillen is also the Chairman of three of Homeland Security Capital Corporation’s subsidiaries, Nexus Technologies Group, Inc. (since February 2006), Security Holding Corp. (since August 2006), and Polimatrix, Inc. (since September 2006). In 2003, Mr. McMillen co-founded Global Secure Corp., a homeland security company providing integrated products and services for critical incident responders, and served as its Chief Executive Officer from March 2003 until February 2004. From February 2004 until February 2005, Mr. McMillen served as a consultant to Global Secure Corp. In addition, from October 2004 to July 2005, he served as a Chairman of the board of directors of Global Defense Corporation, a development stage company focused on acquiring companies in critical infrastructure security. From December 2002 to February 2004, Mr. McMillen served as Vice Chairman and Director of Sky Capital Enterprises, Inc., a venture firm, and until February 2005 served as a consultant. From March 2003 to February 2004, Mr. McMillen served as Chairman of Sky Capital Holdings, Ltd, Sky Capital Enterprises’ London stock exchange-listed brokerage affiliate. In addition, Mr. McMillen is a founder and has been Chief Executive Officer and Chairman of Washington Capital Advisors, LLC, a merchant bank, since 2003. He also served as Chairman of TPF Capital, Washington Capital Advisors, LLC’s predecessor company, from June 2001 through December 2002. Mr. McMillen has also been an independent consultant throughout his career. From November 1994 through February 1999, Mr. McMillen served as the Founder, Chief Executive Officer and Director of Complete Wellness Centers, Inc. (OTC: CMWCO), a medical multi-disciplinary clinic management company. Mr. McMillen was appointed by President Clinton to Co-Chair the President’s Council on Physical Fitness and Sports from 1993 to 1997. From 1987 through 1993, he served three consecutive terms in the United States House of Representatives from the 4th Congressional District of Maryland. Prior to that, Mr. McMillen played 11 years in the National Basketball Association. Mr. McMillen serves on the Board of Regents of the University of Maryland System. Mr. McMillen received a Bachelor of Science in chemistry from the University of Maryland and a Bachelor of Arts and a Master of Arts from Oxford University as a Rhodes Scholar.

Harvey L. Weiss has served as our Co-Chief Executive Officer and a member of our board of directors since inception and has over 35 years of experience in the information technology and security marketplace. From December 2004 until January 2007, he served as the President, Chief Executive Officer and a director of Fortress America Acquisition Corporation (now Fortress International Group, Inc.; NASDAQ: FIGI), where he currently serves as Chairman. Mr. Weiss has also served as a Director of Vision Technologies, Inc. since September 2006. From June 2002 to December 2004, Mr. Weiss served as the Chief Executive Officer and President of System Detection, Inc., a software security company and is presently serving as a consultant. From January 2002 to June 2002, Mr. Weiss served as Chief Executive Officer of W Consulting LLC. From January 2001 to December 2002, he served as President of Engineering Systems Solutions, Inc., a security and biometrics integration firm. From June 1999 to December 2000, Mr. Weiss was the Chief Executive Officer and President of Global Integrity Corporation, a subsidiary of Science Applications International Corporation, which specializes in information security, and served as a Director until the company was sold in 2002. From October 1998 to May 1999, Mr. Weiss served as Vice President, Government and North America of Network Associates, Inc., now doing business as McAfee Inc. (NYSE: MFE)From January 1996 to October 1998, until sold to Network Associates, Inc., Mr. Weiss was President of the Commercial Division, Secretary, and Director of Trusted Information Systems, Inc., a Nasdaq-listed security network company. Prior to that time, from 1994 to 1996, Mr. Weiss served as President of Public Sector Worldwide Division for Unisys Corporation (NYSE: UIS). From 1991 to 1993, Mr. Weiss was the Vice President of Sales and the President and Chief Operating Officer of Thinking Machines Corporation, a massively parallel processing company (the computing architecture used by the “supercomputer” product developed by Thinking Machine Corporation). Prior to that time, he served in various senior capacities in Digital Equipment Corporation. Mr. Weiss serves on the Board of Forterra Systems, Inc., a simulation company (one of Forterra’s products that creates interactive, virtual simulated environments), is a member of the Brookings Institution Council, and is a trustee of Capitol College. Mr. Weiss received a Bachelor of Science in Mathematics from the University of Pittsburgh.

Asa Hutchinson has been a member of our board of directors since our inception. Mr. Hutchinson was one of the original leaders of the Department of Homeland Security, serving as Undersecretary for Border and Transportation Security for the first two years of the Department’s history, from January 2003 to March 2005. As one of the nation’s top-ranking homeland security officials after Secretary Tom Ridge, he was responsible for more than 110,000 federal employees housed in such agencies as the Transportation Security Administration, Customs and Border Protection, Immigration and Customs Enforcement, and the Federal Law Enforcement Training Center. In addition to managing the overall security of United States borders and transportation systems, he set immigration enforcement policies and developed and implemented visa security measures. Mr. Hutchinson served three terms in the United States House of Representatives from the 3rd Congressional District of Arkansas, from January 1997 to August 2001, and as Administrator of the Drug Enforcement Administration, from August 2001 to January 2003. He has served as the chief executive officer of Hutchinson Group LLC, a homeland security and business consulting group, since March 2005, and as a partner in the law firm of Venable LLP in Washington, D.C., from March 2005 to March 2006 and since January 2007. Mr. Hutchinson is also the principal of Hutchinson Security Strategies, a consulting firm that develops comprehensive security plans for companies. Mr. Hutchinson currently serves as a director of Fortress International Group, Inc. (NASDAQ: FIGI), where he serves as a member of the compensation committee, and also currently serves on the board of directors of SAFLINK Corporation. Mr. Hutchinson received a Bachelor of Science in accounting from Bob Jones University and a Juris Doctor from the University of Arkansas School of Law.

Philip A. McNeill has been a member of our board of directors since our inception. Since July 2002, Mr. McNeill has been a manager of and investor in the SPP Mezzanine group of companies, most recently as Managing Director and the Chief Investment Officer (since November 2003) of SPP Mezzanine Partners II, LLC (and its predecessor, SPP Management Company, L.L.C.), the management company of each of SPP Mezzanine Funding, LP, SPP Mezzanine Funding II, LP and SPP Mezzanine Funding IIA, LP. Prior to working with the SPP Mezzanine group of companies, Mr. McNeill served as Managing Director of Allied Capital Corporation (NYSE: ALD), where he was co-head of its Private Finance and Mezzanine activities and a member of its Investment Committee. From the time of his appointment as Managing Director in June 1998 until he left Allied Capital in May 2002, the company grew from approximately $740 million in assets to nearly $2.4 billion. Mr. McNeill joined Allied Capital directly from M&T Capital, the Small Business Investment Company investment division of M&T Bank (OTC: MTB), where he was a Vice President of M&T Capital/M&T Bank and an investment professional from August 1988 to August 1993. Mr. McNeill serves on the board of directors of Homeland Security Capital Corporation (OTC: HOMS) (since December 2005), on the Whitman Advisory Council of the Martin J. Whitman School of Management at Syracuse University (since April 2005) and on the emeritus board of advisors of the National Foundation for Teaching Entrepreneurship for the Greater Washington Region (since December 1999), where he volunteers to mentor young entrepreneur students in inner-city schools. Mr. McNeill received a Bachelor of Science in Business Administration, with concentrations in accounting, finance, and law & public policy, from Syracuse University and a Masters in Business Administration from Harvard Business School.

S. Kent Rockwell has been a member of our board of directors since our inception. Mr. Rockwell is Vice President, Corporate Development, of Argon ST, Inc. (NASDAQ: STST), and has been a director of that company since 1987. From 2000 until the merger of SenSyTech and Argon Engineering Associates, Inc. in the Fall of 2004, Mr. Rockwell was the Chief Executive Officer, Chief Financial Officer and Chairman of SenSyTech. From January 1998 to June 2000, Mr. Rockwell held the role of Vice Chairman and Chief Executive Officer of ST Research, the private company that became SenSyTech following its merger with Daedalus Enterprises, Inc. in 1998. From November 1986 to June 1997, Mr. Rockwell served as Chairman of the Board, Chief Executive Officer, and President of Astrotech International Corporation. Mr. Rockwell has also served as Chairman of Rockwell Forest Products, Inc. since 1983, Chairman of Appalachian Timber Services, Inc. since 1988, and Chairman and Chief Executive Officer of Rockwell Venture Capital, Inc. since 1988. Mr. Rockwell previously served on the board of Rockwell International, Inc. from 1973 to 1983. Mr. Rockwell earned a Bachelor of Arts in economics from Lafayette College and attended the Wharton School of the University of Pennsylvania.

Special Advisors

Mark A. Frantz has been a Special Advisor to our board of directors since our inception. Mr. Frantz has been a General Partner at RedShift Ventures since July 2006, where he is focused on software and media investments for RedShift Ventures and currently serves on the board of directors at portfolio companies Intelliworks and TerraGo Technologies. Mr. Frantz also serves on the board of directors at ODIN Technologies, the Northern Virginia Technology Council (NVTC) and the Commonwealth of Virginia's Research & Technology Advisory Council (VRTAC). Mr. Frantz has also been an investor/advisor to New Media Strategies (acquired by Meredith Corp., NYSE: MDP), Sourcefire (NASDAQ: FIRE) and Luna Innovations (NASDAQ: LUNA). From March to July 2006, Mr. Frantz was the Managing General Partner of In-Q-Tel, the strategic venture capital affiliate of the U.S. Intelligence Community. From January 2001 to March 2006, Mr. Frantz was with Carlyle Venture Partners, where he worked with Blackboard (NASDAQ: BBBB), Imagitas (acquired by Pitney Bowes, NYSE: PBI), ISR Solutions (acquired by Stanley Works, NYSE: SWK), Panasas, Grant Street Group and Secure Elements. Mr. Frantz joined Carlyle from Redleaf and prior to Redleaf, he was the Associate to the Senior Chairman of investment bank Alex. Brown (now Deutsche Bank Alex. Brown, NYSE: DB). He also served as the Associate Director in his last position at The White House Office of Intergovernmental Affairs under President George H. W. Bush from December 1990 to January 1993 and as the economic and technology policy advisor to Pennsylvania Governor Tom Ridge from January 1995 to 1997. He holds a Bachelor of Arts degree from Allegheny College and Juris Doctor and Master of Business Administration degrees from the University of Pittsburgh.

Brian C. Griffin has been a Special Advisor to our board of directors since our inception. Dr. Griffin has served since January 2006 as Chairman of the Board of Clean Energy Systems, Inc. and has served as a member of the board of directors of Homeland Security Capital Corporation (OTC: HOMS) since May 2007. Dr. Griffin served two terms as Oklahoma’s Secretary of Environment from April 1997 to January 2003.During that time, he chaired and was a member of several committees sponsored by the U.S. Environmental Protection Agency, the U.S. Department of Energy and the Southern States Energy Board. He was also a member of the Biomass & Bio-Energy Research and Development Federal Advisory Committee, which was sponsored by the U.S. Environmental Protection Agency and the U.S. Department of Agriculture. Dr. Griffin also served as a member of the Coal & Advanced Power Systems Committee sponsored by the U.S. Department of Energy and the Southern States Energy Board from January 1999 to January 2003. In addition, he served as the National Chairman of the Interstate Technology and Regulatory Council from March 2001 to October 2003. In April 2003, President George W. Bush appointed him to serve as the Federal Representative to the Southern States Energy Board, a position he still holds. Dr. Griffin received a Bachelor of Arts degree from Harvard University and was selected as a Rhodes Scholar. As a Rhodes Scholar, he attended Oxford University where he received his Master of Jurisprudence degree. He also earned a Juris Doctor degree from University of Oklahoma College of Law and a Master of Laws degree from Southern Methodist University.

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

Committees of the Board of Directors and Meetings

Our Board of Directors has an Audit Committee and a Nominating Committee.

Meeting Attendance.  During the fiscal year ended December 31, 2008, there were three meetings of our Board of Directors, and the various committees of the Board of Directors met a total of four times.  No director attended fewer than 75% of the total number of meetings of the Board and of committees of the Board on which he served during fiscal 2008.

Audit Committee.  Our Audit Committee met four times during fiscal 2008.  This committee currently has three members, Phillip A. McNeill (Chairman), S. Kent Rockwell and Asa Hutchinson.  Our Audit Committee has the authority to retain and terminate the services of our independent accountants, reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits.  All members of the Audit Committee satisfy the current independence standards promulgated by the Securities and Exchange Commission and by the NYSE Amex (formerly the American Stock Exchange), as such standards apply specifically to members of audit committees. The Board has determined that Mr. McNeill is an “audit committee financial expert,” as the Securities and Exchange Commission has defined that term in Item 407 of Regulation S-K.

In addition, the Audit Committee reviews and approves all expense reimbursements made to our officers or directors. Any expense reimbursements payable to members of our Audit Committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

A copy of the Audit Committee’s written charter is publicly available on our website at www.secureamericaacquisition.net..

Nominating Committee.  Our Nominating Committee did not meet during fiscal 2008, as we are a blank check company with no operations as of the date of this report.  Our Nominating Committee has three members, Asa Hutchinson, Phillip A. McNeill, and S. Kent Rockwell (Chairman).  This committee’s role is to make recommendations to the full Board as to the size and composition of the Board and its committees, and to evaluate and make recommendations as to potential candidates.  All members of the Nominating Committee qualify as independent under the definition promulgated by the NYSE Amex (formerly the American Stock Exchange).

The Nominating Committee may consider candidates recommended by stockholders as well as from other sources such as other directors or officers, third party search firms or other appropriate sources. For all potential candidates, the Nominating Committee may consider all factors it deems relevant, such as a candidate’s personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of the industry in which we operate, possible conflicts of interest, diversity, the extent to which the candidate would fill a present need on the Board, and concern for the long-term interests of the stockholders. Our Nominating Committee will not be considering candidate recommendations until after we consummate our initial business combination and commence operations.

A copy of the Nominating Committee’s written charter is publicly available on the Company’s website at www.secureamericaacquisition.net.

Executive Officers

The following table sets forth certain information regarding our executive officers who are not also directors.  None of our executive officers are considered to be employees.

Name	Age	Position
James Maurer	48	Chief Financial Officer and Secretary

James Maurer has served as our Chief Financial Officer and Secretary since our inception and has over 18 years of diversified finance and strategic planning experience. Since November 2007, Mr. Maurer also has served as the Chief Financial Officer of Lasco Enterprises, L.L.C., an owner and operator of restaurants based in Houston, Texas. From January 2006 to February 2007, Mr. Maurer served as the Secretary of Homeland Security Capital Corporation (OTC: HOMS). From July 2005 to March 2007, he also served as a consultant to Fortress America Acquisition Corporation (now Fortress International Group, Inc., NASDAQ: FIGI). From December 2002 to April 2005, Mr. Maurer served as an advisor and consultant to the chief executive officer of BBC America, a United States-based cable television channel owned by the British Broadcasting Corporation. Previous to such time, Mr. Maurer served as the Chief Financial Officer of Inforum Communications (OTC: IFMC), a consolidator of Internet service providers, from December 1998 to February 2001. Prior to that he held a variety of finance and business development positions with businesses in the wireless telecommunications industry. Mr. Maurer received his Bachelor of Arts in economics from Harvard University and his Master of Science in management from the MIT Sloan School of Management.

Section 16(a) Beneficial Ownership Reporting Compliance

Our records reflect that all reports which were required to be filed pursuant to Section 16(a) of the Exchange Act were filed on a timely basis, except that Bulldog Investors failed to file an initial report of ownership, as well as an unknown number of reports covering an unknown number of transactions

Code of Conduct and Ethics

We have adopted a code of conduct and ethics applicable to our directors and officers in accordance with applicable federal securities laws and the rules of the NYSE Amex (formerly American Stock Exchange). A copy of the Code of Conduct and Ethics is publicly available on the Company’s website at www.secureamericaacquisition.net.  In addition, a copy of the Code of Conduct and Ethics will be provided without charge upon request from us.

Item 11.	EXECUTIVE COMPENSATION

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

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 16, 2009, based on 12,500,000 shares of common stock outstanding as of such date and information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage of Class
Secure America Acquisition Holdings, LLC(3)	2,360,000	18.9%
Philip A. McNeill(4)	2,390,000	19.2%
S. Kent Rockwell(5)	2,390,000	19.2%
C. Thomas McMillen(6)	1,308,333	10.5%
Harvey L. Weiss(7)	334,467	2.7%
Asa Hutchinson(8)	50,000	*
Mark A. Frantz	20,000	*
James E. Maurer(9)	52,500	*
Bulldog Investors(10)	2,406,066	19.3%
HBK Investments L.P.(11)	1,249,900	9.9%
HBK Master Fund L.P. (11)	1,249,100	9.9%
Israel A. Englander(12)	1,082,500	8.7%
Peter W. Poole(13)	1,033,020	8.3%
QVT Financial LP(14)	1,035,717	8.3%
QVT Associates GP LLC(14)	947,852	7.6%
QVT Fund LP(14)	853,664	6.8%
Commerce Court Value, Ltd.(13)	650,010	5.2%
Homeland Security Capital Corporation(15)	325,000	2.6%
Brian C. Griffin(16)	35,000	*
Michael T. Brigante(17)	82,500	*
All of our officers and directors as a group (6 individuals)	2,500,000	20%

* Less than 1%

(1)	Unless otherwise indicated, the primary business address of each beneficial owner is 1005 North Glebe Road, Suite 550, Arlington, Virginia, 22201.

(2)
Except as specifically indicated in the footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants or rights held by that person that are currently exercisable or exercisable, convertible or issuable within 60 days of March 16, 2008, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

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

(10)
Based on information contained in a Schedule 13G/A filed with the SEC on January 12, 2009 by Bulldog Investors, Phillip Goldstein and Andrew Dakos. Phillip Goldstein and Andrew Dakos are principals of Bulldog Investors. Clients of Phillip Goldstein and Andrew Dakos are entitled to receive dividends and sale proceeds. The address of Bulldog Investors is Park 80 West, Plaza Two, Saddle Brook, New Jersey 07663.

(11)
Based on information contained in a Schedules 13G/A filed with the SEC on February 4, 2009 by HBK Investments L.P. (“HBK Investments”), HBK Services LLC (“Services”), HBK Partners II L.P. (“HBK Partners”), HBK Management LLC (“HBK Management”), and HBK Master Fund L.P. (“HBK Master”).  Excludes an aggregate of 1,249,100 shares of common stock that may be issued upon the exercise of warrants purchased by these entities on the later of the completion of our initial business combination or October 23, 2008. HBK Investments has delegated discretion to vote and dispose of securities to Services.  Services may, from time to time, delegate discretion to vote and dispose of certain of the shares to HBK New York LLC, HBK Virginia LLC, HBK Europe Management LLP, and/or HBK Hong Kong Ltd. (collectively, the “Subadvisors”). Each of Services and the Subadvisors is under common control with HBK Investments.  The Subadvisors disclaim beneficial ownership of the securities. The address for all of the above listed entities, except HBK New York, is 2101 Cedar Springs Road, Suite 700, Dallas, Texas 79201.  The address for HBK New York is 350 Park Avenue, 20th Floor, New York, NY 10022.

(12)
Based on information contained in a Schedule 13G/A filed with the SEC on November 3, 2008 by Millenco, L.P. (“Millenco”), Millennium Management, L.L.C. (“Millennium Management”) and Israel A. Englander. Excludes an aggregate of 1,082,500 shares of common stock that may be issued upon the exercise of warrants purchased by these entities on the later of the completion of our initial business combination or October 23, 2008.  Millennium Management is the manager of Millenco, and consequently may be deemed to have voting control and investment discretion over securities owned by Millenco. Mr. Englander is the managing member of Millennium Management. As a result, Mr. Englander may be deemed to be the beneficial owner of any shares deemed to be beneficially owned by Millennium Management. The address for Millenco, Millennium Management and Mr. Englander is 666 Fifth Avenue, New York, New York 10103.

(13)
Based on information contained in a Schedule 13G/A filed with the SEC on February 13, 2009 by Commerce Court Value, Ltd. (“Commerce”), Peter W. Poole and Azimuth Opportunity, Ltd. (“Azimuth”). Excludes an aggregate of 1,249,100 shares of common stock that may be issued upon the exercise of warrants purchased by these entities on the later of the completion of our initial business combination or October 23, 2008. Mr. Poole is the director of Commerce and Azimuth, has shared voting and investment power with respect to securities owned by Commerce and Azimuth and disclaims beneficial ownership of such securities. The address for the above listed entities is c/o Ogier, Qwomar Complex, 4th Floor, P.O. Box 3170, Road Town, Tortola, British Virgin Islands.

(14)
Based on information contained in a Schedule 13G/A filed with the SEC on February 4, 2009 by QVT Financial LP (“QVT Financial”), QVT Financial GP LLC (“QVT Financial GP”), QVT Fund (“QVT Fund”) and QVT Associates GP LLC (“QVT Associates”). QVT Financial is the investment manager for QVT Fund, which beneficially owns 853,664 shares of common stock, and for Quintessence Fund L.P. (“Quintessence”), which beneficially owns 94,188 shares of common stock. QVT Financial is also the investment manager for a separate discretionary account managed for Deutsche Bank AG (the “Separate Account”), which holds 87,865 shares of common stock. QVT Financial has the power to direct the vote and disposition of the common stock held by the Fund, Quintessence and the Separate Account. Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate of 1,035,717 shares of common stock, consisting of the shares owned by the Fund and Quintessence and the shares held in the Separate Account. Excludes warrants held by the Fund, Quintessence and the Separate Account that are not exercisable until the later of the completion of our initial business combination or October 23, 2008. QVT Financial GP, as General Partner of QVT Financial, may be deemed to beneficially own the same number of shares of common stock reported by QVT Financial. QVT Associates, as General Partner of the Fund and Quintessence, may be deemed to beneficially own the aggregate number of shares of common stock owned by the Fund and Quintessence, and accordingly, QVT Associates may be deemed to be the beneficial owner of an aggregate amount of 947,852 shares of common stock. Each of QVT Financial and QVT Financial GP disclaims beneficial ownership of the shares of common stock owned by the Fund and Quintessence and held in the Separate Account. QVT Associates GP disclaims beneficial ownership of all shares of common stock owned by the Fund and Quintessence, except to the extent of its pecuniary interest therein. The address for QVT Financial is 1177 Avenue of the Americas, 9th Floor, New York, New York 10036.

(15)
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

(16)
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

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

As previously disclosed in a Current Report on Form 8-K filed on February 6, 2008, certain of the partners of Goldstein Golub Kessler LLP, (“GGK”), became partners of McGladrey & Pullen (“M&P”). As a result, GGK resigned as our auditors effective January 28, 2008, and M&P was appointed as our independent registered public accounting firm in connection with our annual financial statements for the fiscal years ended December 31, 2007 and 2008. This change in accountants was effected solely as a result of the transaction between GGK and M&P.

Description of Professional Services

Audit Fees.  We expect to be billed approximately $30,000 by M&P in connection with our December 31, 2008 year end audit. The aggregate fees for professional services rendered by M&P in 2008 for our quarterly reviews were approximately $33,000.  M&P billed us approximately $31,000 in connection with our December 31, 2007 year-end audit.

The aggregate fees for professional services rendered by GGK in 2007 were approximately $53,000, including $47,500 relating to our initial public offering.

Audit-Related Fees.  Audit related fees are for assurance and related services including, among others, consultation concerning financial accounting and reporting standards. There were no aggregate fees billed for audit related services rendered by GGK or M&P.

Tax Fees.  We paid approximately $4,000 in fees to RSM McGladrey, Inc.,an affiliate of M&P, in 2008 for tax compliance.

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

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit
Number                      Description

Exhibit No.	Description
1.1
Form of Underwriting Agreement (previously filed with the Commission as Exhibit 1.1 to, and incorporated herein by reference from, the Company’s Registration Statement filed on Form S-1, File No. 333-144028).

3.1
Certificate of Incorporation filed on May 14, 2007 (previously filed with the Commission as Exhibit 3.1 to, and incorporated herein by reference from, the Company’s Registration Statement filed on Form S-1, File No. 333-144028).

3.2
Amendment to Certificate of Incorporation filed on August 6, 2007(previously filed with the Commission as Exhibit 3.2 to, and incorporated herein by reference from, the Company’s Registration Statement filed on Form S-1, File No. 333-144028).

3.3
Form of Amended and Restated Certificate of Incorporation (previously filed with the Commission as Exhibit 3.3 to, and incorporated herein by reference from, the Company’s Registration Statement filed on Form S-1, File No. 333-144028).

3.4	By-laws (previously filed with the Commission as Exhibit 3.4 to, and incorporated herein by reference from, the Company’s Registration Statement filed on Form S-1, File No. 333-144028).

4.1
Specimen Unit Certificate (previously filed with the Commission as Exhibit 4.1 to, and incorporated herein by reference from, the Company’s Registration Statement filed on Form S-1, File No. 333-144028).

4.2
Specimen Common Stock Certificate (previously filed with the Commission as Exhibit 4.2 to, and incorporated herein by reference from, the Company’s Registration Statement filed on Form S-1, File No. 333-144028).

4.3
Specimen Warrant Certificate (previously filed with the Commission as Exhibit 4.3 to, and incorporated herein by reference from, the Company’s Registration Statement filed on Form S-1, File No. 333-144028).

4.4
Amended and Restated Founder Warrant Purchase Agreement, dated October 12, 2007 between the Registrant and Secure America Acquisition Holdings, LLC (previously filed with the Commission as Exhibit 4.4 to, and incorporated herein by reference from, the Company’s Registration Statement filed on Form S-1, File No. 333-144028).

4.5
Form of Warrant Agreement between Continental Stock Transfer and Trust Company and the Registrant (previously filed with the Commission as Exhibit 4.5 to, and incorporated herein by reference from, the Company’s Registration Statement filed on Form S-1, File No. 333-144028).

10.1
Letter Agreement among the Registrant, SunTrust Robinson Humphrey and C. Thomas McMillen (previously filed with the Commission as Exhibit 10.1 to, and incorporated herein by reference from, the Company’s Registration Statement filed on Form S-1, File No. 333-144028).

Exhibit No.	Description
10.2
Letter Agreement among the Registrant, SunTrust Robinson Humphrey and Harvey L. Weiss (previously filed with the Commission as Exhibit 10.2 to, and incorporated herein by reference from, the Company’s Registration Statement filed on Form S-1, File No. 333-144028).

10.3
Letter Agreement among the Registrant, SunTrust Robinson Humphrey and Asa Hutchinson (previously filed with the Commission as Exhibit 10.3 to, and incorporated herein by reference from, the Company’s Registration Statement filed on Form S-1, File No. 333-144028).

10.4
Letter Agreement among the Registrant, SunTrust Robinson Humphrey and Philip A. McNeill (previously filed with the Commission as Exhibit 10.4 to, and incorporated herein by reference from, the Company’s Registration Statement filed on Form S-1, File No. 333-144028).

10.5
Letter Agreement among the Registrant, SunTrust Robinson Humphrey and S. Kent Rockwell (previously filed with the Commission as Exhibit 10.5 to, and incorporated herein by reference from, the Company’s Registration Statement filed on Form S-1, File No. 333-144028).

10.6
Letter Agreement among the Registrant, SunTrust Robinson Humphrey and Brian C. Griffin (previously filed with the Commission as Exhibit 10.6 to, and incorporated herein by reference from, the Company’s Registration Statement filed on Form S-1, File No. 333-144028).

10.7
Letter Agreement among the Registrant, SunTrust Robinson Humphrey and Mark A. Frantz (previously filed with the Commission as Exhibit 10.7 to, and incorporated herein by reference from, the Company’s Registration Statement filed on Form S-1, File No. 333-144028).

10.8
Letter Agreement among the Registrant, SunTrust Robinson Humphrey and James A. Maurer (previously filed with the Commission as Exhibit 10.8 to, and incorporated herein by reference from, the Company’s Registration Statement filed on Form S-1, File No. 333-144028).

10.9
Letter Agreement among the Registrant, SunTrust Robinson Humphrey and Secure America Acquisition Holdings, LLC (previously filed with the Commission as Exhibit 10.9 to, and incorporated herein by reference from, the Company’s Registration Statement filed on Form S-1, File No. 333-144028).

10.10
Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (previously filed with the Commission as Exhibit 10.10 to, and incorporated herein by reference from, the Company’s Registration Statement filed on Form S-1, File No. 333-144028).

10.11
Form of Stock Escrow Agreement by and among the Registrant, Continental Stock Transfer & Trust Company and the Existing Stockholders (previously filed with the Commission as Exhibit 10.11 to, and incorporated herein by reference from, the Company’s Registration Statement filed on Form S-1, File No. 333-144028).

Exhibit No.	Description
10.12
Form of Founder Warrant Escrow Agreement by and among the Registrant, Continental Stock Transfer & Trust Company and Secure America Acquisition Holdings, LLC (previously filed with the Commission as Exhibit 10.12 to, and incorporated herein by reference from, the Company’s Registration Statement filed on Form S-1, File No. 333-144028).

10.13
Form of Services Agreement between Homeland Security Capital Corporation and the Registrant (previously filed with the Commission as Exhibit 10.13 to, and incorporated herein by reference from, the Company’s Registration Statement filed on Form S-1, File No. 333-144028).

10.14
Amended and Restated Promissory Note, dated October 12, 2007 issued to Fortress America Acquisition Holdings, LLC (previously filed with the Commission as Exhibit 10.14 to, and incorporated herein by reference from, the Company’s Registration Statement filed on Form S-1, File No. 333-144028).

10.15
Form of Registration Rights Agreement by and among the Registrant and the Existing Stockholders (previously filed with the Commission as Exhibit 10.15 to, and incorporated herein by reference from, the Company’s Registration Statement filed on Form S-1, File No. 333-144028).

10.16
Form of Subscription Agreement by and between the Registrant and Fortress America Acquisition Holdings, LLC (previously filed with the Commission as Exhibit 10.16 to, and incorporated herein by reference from, the Company’s Registration Statement filed on Form S-1, File No. 333-144028).

10.17
Form of Subscription Agreement by and between the Registrant and Brian C. Griffin (previously filed with the Commission as Exhibit 10.17 to, and incorporated herein by reference from, the Company’s Registration Statement filed on Form S-1, File No. 333-144028).

10.18
Form of Subscription Agreement by and between the Registrant and Philip A. McNeill (previously filed with the Commission as Exhibit 10.18 to, and incorporated herein by reference from, the Company’s Registration Statement filed on Form S-1, File No. 333-144028).

10.19
Form of Subscription Agreement by and between the Registrant and Asa Hutchinson (previously filed with the Commission as Exhibit 10.19 to, and incorporated herein by reference from, the Company’s Registration Statement filed on Form S-1, File No. 333-144028).

10.20
Form of Subscription Agreement by and between the Registrant and Mark Frantz (previously filed with the Commission as Exhibit 10.20 to, and incorporated herein by reference from, the Company’s Registration Statement filed on Form S-1, File No. 333-144028).

10.21
Form of Subscription Agreement by and between the Registrant and S. Kent Rockwell (previously filed with the Commission as Exhibit 10.21 to, and incorporated herein by reference from, the Company’s Registration Statement filed on Form S-1, File No. 333-144028).

10.22
Side Letter Agreement by and among the Registrant, C. Thomas McMillen, Harvey L. Weiss and Secure America Holdings, LLC (previously filed with the Commission as Exhibit 10.22 to, and incorporated herein by reference from, the Company’s Registration Statement filed on Form S-1, File No. 333-144028).

Exhibit No.	Description
10.23
Proxy Voting Agreement by and between Philip A. McNeill and Harvey L. Weiss (previously filed with the Commission as Exhibit 10.23 to, and incorporated herein by reference from, the Company’s Registration Statement filed on Form S-1, File No. 333-144028).

10.24
Proxy Voting Agreement by and between C. Thomas McMillen and S. Kent Rockwell (previously filed with the Commission as Exhibit 10.24 to, and incorporated herein by reference from, the Company’s Registration Statement filed on Form S-1, File No. 333-144028).

31.1*	Certifications of C. Thomas McMillen pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Harvey L. Weiss pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of James Maurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†
Certifications of C. Thomas McMillen, Harvey L. Weiss and James Maurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

*          Filed herewith.
†          Furnished herewith.

Where a document is incorporated by reference from a previous filing, the exhibit number of the document in that previous filing is indicated in parentheses after the description of such document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURE AMERICA ACQUISITION CORPORATION

Date: March 30, 2009	By:	/s/ C. Thomas McMillen
C. Thomas McMillen
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date
/s/ Harvey L. Weiss	Co-Chief Executive Officer, Director	March 30, 2009
Harvey L. Weiss	(principal executive officer)

/s/ C. Thomas McMillen	Co-Chief Executive Officer, Chairman	March 30, 2009
C. Thomas McMillen	(principal executive officer)

/s/ James Maurer	Chief Financial Officer and Secretary	March 30, 2009
James Maurer	(principal financial and accounting officer)

/s/ Asa Hutchinson	Director	March 30, 2009
Asa Hutchinson

/s/ Philip A. McNeill	Director	March 30, 2009
Philip A. McNeill

/s/ S. Kent Rockwell	Director	March 30, 2009
S. Kent Rockwell

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Secure America Acquisition Corporation

We have audited the accompanying balance sheets of Secure America Acquisition Corporation (a corporation in the development stage) as of December 31, 2008 and 2007, and the related statements of income, stockholders' equity, and cash flows for the year ended December 31, 2008, the period from May 14, 2007 (inception) to December 31, 2007 and the cumulative period from May 14, 2007 (inception) to December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Secure America Acquisition Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008, the period from May 14, 2007 (inception) to December 31, 2007 and the cumulative period from May 14, 2007 (inception) to December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of Secure America Acquisition Corporation internal control over financial reporting as of December 31, 2008, included in “Management’s Annual Report on Internal Control Over Financial Reporting” and, accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that Secure America Acquisition Corporation will continue as a going concern. As discussed in Note 1 to the financial statements, the Company will face a mandatory liquidation on October 23, 2009 if a business combination is not consummated,  which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McGladrey & Pullen, LLP

McGLADREY & PULLEN, LLP
New York, New York
March 30, 2009

Secure America Acquisition Corporation
(a corporation in the development stage)

Balance Sheets

	December 31, 2008	December 31, 2007

Assets
Current assets:
Cash	$207,803	$6,867
Investments held in Trust Fund	79,330,205	79,466,371
Prepaid expenses	25,148	95,015
Total current assets	79,563,156	79,568,253
Deferred acquisition costs	105,000	-
Deferred tax asset	133,909	26,058
Total assets	79,802,065	79,594,311

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	$45,882	$47,274
Accounts payable	4,774	33,005
Income taxes payable	15,670	198,382
Deferred interest on investments held in Trust Fund	37,261	-
Deferred underwriters’ discounts and commissions	3,200,000	3,200,000
Note payable to stockholder	-	50,000
Total current liabilities	3,303,587	3,528,661

Common subject to possible conversion, 2,999,999 shares	22,799,992	22,799,992

Commitment

Stockholders' equity
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued and outstanding	-	-
Common stock, $.0001 par value, Authorized 50,000,000 shares; 12,500,000 shares issued and outstanding (including 2,999,999 shares subject to possible conversion)	1,250	1, 250
Additional paid-in capital	52,985,665	52,985,665
Income accumulated during the development stage	711,571	278,743
Total stockholders' equity	53,698,486	53,265,658
Total liabilities and stockholders' equity	$79,802,065	$79,594,311

See Notes to Financial Statements.

Secure America Acquisition Corporation
(a corporation in the development stage)

Statements of Operations

	For the Year ended December 31, 2008	For the Period May 14, 2007 (inception) to December 31, 2007	For the Cumulative Period May 14, 2007 (inception) to December 31, 2008
Income:
Net interest income	$1,272,409	$546,377	$1,818,786
Total income	1,272,409	546,377	1,818,786

Expenses:
Formation and operating costs	548,318	95,310	643,628

Net income for the period before income taxes	724,091	451,067	1,175,158

State and federal income taxes	291,263	172,324	463,587

Net income for the period	$432,828	$278,743	$711,571

Weighted average number of shares outstanding – basic and diluted	12,500,000	5,258,621	9,690,635

Net income per share – basic and diluted	$0.03	$0.05	$0.07

See Notes to Financial Statements.

Secure America Acquisition Corporation
(a corporation in the development stage)

Statement of Stockholders' Equity
For the period from May 14, 2007 (inception) to December 31, 2008

			Additional	Income Accumulated During the
	Common Stock		paid-in	Development	Stockholders’
	Shares	Amount	capital	Stage	Equity
Common shares issued May 14, 2007 at $.01 per share	2,500,000	$250	$24,750	-	$25,000

Common shares issued October 29, 2007, par value $0.0001, net of underwriters’ discount and offering expenses (includes 2,999,999 shares subject to possible conversion)	10,000,000	1,000	73,685,907	-	73,686,907
Proceeds from private placement of Founder Warrants	-	-	2,075,000	-	2,075,000
Proceeds subject to possible conversion of 2,999,999 shares	-	-	(22,799,992)	-	(22,799,992)
Net Income	-	-	-	$278,743	278,743
Balance at December 31, 2007	12,500,000	1,250	52,985,665	278,743	53,265,658
Net Income	-	-	-	432,828	432,828
Balance at December 31, 2008	12,500,000	$1,250	$52,985,665	$711,571	$53,698,486

See Notes to Financial Statements

Secure America Acquisition Corporation

(a corporation in the development stage)

Statements of Cash Flows

	For the year ended December 31, 2008	For the period May 14, 2007 (inception) to December 31, 2007	For the cumulative period May 14, 2007(inception) to December 31, 2008
Cash flows from operating activities
Net income	$432,828	$278,743	$711,571
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on investments held in trust account	(1,309,660)	(546,371)	(1,856,031)
Increase in deferred acquisition costs	(105,000)	-	(105,000)
Increase in deferred income taxes	(107,851)	(26,058)	(133,909)
Decrease (increase) in prepaid expenses	69,867	(95,015)	(25,148)
Increase in accounts payable	3,673	1,101	4,774
(Decrease) increase in accrued expenses	(1,392)	47,274	45,882
(Decrease) increase in income taxes payable	(182,712)	198,382	15,670
Increase in deferred interest on investments held in trust account	37,261	-	37,261
Net cash used in operating activities	(1,162,986)	(141,944)	(1,304,930)

Cash flows from investing activities
Investments deposited in trust account	-	(79,200,000)	(79,200,000)
Interest drawn from trust account	1,445,826	280,000	1,725,826
Net cash provided by (used in) investing activities	1,445,826	(78,920,000)	(77,474,174)

Cash flows from financing activities
Gross proceeds of public offering	-	80,000,000	80,000,000
Proceeds from private placement of Founder Warrants	-	2,075,000	2,075,000
Proceeds from notes payable, stockholder	-	215,000	215,000
Payment of note payable, stockholder	(50,000)	(165,000)	(215,000)
Proceeds from sale of shares of common stock	-	25,000	25,000
Payment of costs related to proposed offering	(31,904)	(3,081,189)	(3,113,093)
Net cash provided by (used in) financing activities	(81,904)	79,068,811	78,986,907

Net increase in cash	200,936	6,867	207,803
Cash at beginning of the period	6,867	-	-
Cash at the end of the period	$207,803	$6,867	$207,803

Non cash financing activities:
Accrual of costs of public offering	-	$31,904	-
Accrual of deferred underwriters’ discounts and commissions	$-	$3,200,000	$3,200,000
Supplemental schedule of cash flows information:
Cash paid during the period for income taxes	$581,826	-	$581,826

See Notes to Financial Statements.

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

The registration statement for the Company’s initial public offering (“Offering”) was declared effective October 23, 2007. The Company consummated the Offering on October 29, 2007, issuing 10,000,000 units at a price of $8.00 per unit, which started trading separately on January 18, 2008. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, management placed $7.92 per unit sold in the Offering, or $79,200,000 into a trust account (“Trust Account”) and invested these proceeds in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company. The investments in the Trust Account have been accounted for as trading securities and are recorded at their market value of approximately $79,330,205 at December 31, 2008. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, providers of financing, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Two of the Company’s affiliates have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors, providers of financing, service providers or other entities that are owed money by the Company for services rendered to or contracted for or products sold to the Company. There can be no assurance that they will be able to satisfy those obligations. The net proceeds not held in the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $1,000,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements and additional funds may be released to fund tax obligations. An additional $150,000 of interest earned (net of taxes) on the Trust Account balance was released to the Company to repay a loan made to the Company by Secure America Acquisition Holdings, LLC.  The reconciliation of investments held in the Trust Account as of December 31, 2008 and 2007 is as follows:

	December 31, 2008	December 31, 2007
Contribution to trust	$79,200,000	$79,200,000
Interest income received	1,856,031	546,371
Withdrawals to fund loan repayments	(150,000)	(100,000)
Withdrawals to fund income taxes	(581,826)	-
Withdrawals to fund operations (a)	(994,000)	(180,000)
Total investments held in trust	$79,330,205	$79,466,371

(a)	amount is limited to $1,000,000.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 2,999,999 shares sold in the Offering may seek conversion of their shares in the event of a Business Combination. Accordingly, a portion of the proceeds of the Offering (29.999% of the amounts placed in the Trust Account other than those related to deferred underwriters’ discounts and commissions as described in Note 3) have been classified as common stock subject to possible conversion and a portion (29.99%) of the interest earned on the Trust Account, after deducting the amounts permitted to be utilized for tax obligations, loan repayment and working capital purposes has been recorded as deferred interest in the accompanying balance sheets. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares of common stock held by the Founders prior to the consummation of the Offering.

On the effective date of the Offering (“Effective Date”), the Company’s Certificate of Incorporation was amended (i) to provide that the Company will continue in existence only until 24 months from the Effective Date of the Offering and (ii) to increase the number of authorized shares to 50,000,000. If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will dissolve and liquidate. This factor raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the warrants contained in the Units to be offered in the Offering discussed in Note 2).

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

Fair value of Financial Instruments — The following methods and assumptions are used to estimate fair value of each class of financial instruments for which it is practical to estimate.

The fair value of the Company's assets and liabilities that qualify as financial instruments under SFAS No. 107 "Disclosures about Fair Value of Financial Instrument," approximate their carrying amounts presented in the balance sheet December 31, 2008 and 2007.

Recent Accounting Pronouncements   —   In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R will apply to us with respect to any acquisitions that we complete on or after January 1, 2009.

In December 2007, the FASB released SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for the ownership interests in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary.  SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the non-controlling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  SFAS 160 will apply to us with respect to any acquisitions, that we complete on or after January 1, 2009, which will result in a noncontrolling interest.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 provides guidance on how to determine if certain instruments or embedded features are considered indexed to our own stock, including instruments similar to our convertible notes and warrants to purchase our stock.  EITF 07-5 requires companies to use a two-step approach to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and exempt from the application of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  Although EITF 07-5 is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption.  The Company is currently evaluating the impact that adoption of EITF 07-5 will have on its financial statements.

In September 2006 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157,  Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which permits a one-year deferral for the implementation of SFAS No. 157 with regard to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted SFAS No. 157 for the fiscal year beginning January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until the Company’s fiscal year beginning January 1, 2009. The Company is currently assessing the potential effect of the adoption of the remaining provisions of SFAS No. 157 on its financial position, results of operations and cash flows. The adoption of the remaining provisions of SFAS No. 157 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

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

The Company agreed to pay the underwriters in the Offering an underwriting discount of 7.0% of the gross proceeds of the Offering. The underwriters were paid an underwriting discount of 3.0% of the gross proceeds of the Offering at closing. However, the underwriters have agreed that 4.0% of the underwriting discounts will not be payable unless and until the Company completes a Business Combination (See Note 3).

3.   Deferred Underwriters’ Discounts and Commissions
      Deferred underwriters’ discounts and commissions at December 31, 2008 and 2007 were $3,200,000.  The underwriters (i) have agreed that deferred underwriting discounts (equal to 4.0% of the underwriting discounts) will not be payable unless and until the Company completes a Business Combination; (ii) have waived their right to receive such payment upon the Company’s liquidation if it is unable to complete a Business Combination; and (iii) will forfeit, on a pro rata basis, to pay converting stockholders (as described in Note 1).

4.    Notes Payable to Stockholder
The Company issued an unsecured promissory note in an aggregate principal amount of $150,000 to a stockholder of the Company on June 4, 2007. The note was non-interest bearing and was payable on the earlier of June 4, 2008 or the consummation of a Business Combination. The Company repaid this note on January 7, 2008. The Company issued a second unsecured promissory note in an aggregate principal amount of $65,000 to a stockholder of the Company on October 19, 2007. The note was non-interest bearing and was payable on October 18, 2008.  The Company repaid this note on October 29, 2007.

5.    Commitments and Related Party Transactions
The Company presently occupies office space provided by an affiliate of one of the Founders. This affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate a total of $7,500 per month for such services commencing on the Effective Date. The Company records this fee as rent expense.  The Company recorded $90,000 and $16,694 respectively in rent expense under this agreement during the year ended December 31, 2008 and the period from May 14, 2007 (inception) to December 31, 2007, respectively.

Pursuant to letter agreements entered into among the Founders,  the Company and the underwriters, the Founders have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

Secure America Acquisition Holdings, LLC, the principal initial stockholder of the Company, purchased a total of 2,075,000 warrants (“Founder Warrants”) at $1.00 per Warrant (for an aggregate purchase price of $2,075,000) from the Company in a private placement. This private placement took place immediately prior to the consummation of the Offering. All of the proceeds received from this purchase were placed in the Trust Account. The Founder Warrants are identical to the warrants offered in the Offering, except that (i) the Founder Warrants are not subject to redemption, (ii) the Founder Warrants may be exercised on a cashless basis while the warrants included in the units sold in this offering cannot be exercised on a cashless basis, (iii) upon an exercise of the Founder Warrants, the holders of the Founder Warrants will receive unregistered shares of our common stock, and (iv) subject to certain limited exceptions, the Founder Warrants are not transferable until they are released from escrow, as described below, which would only be after the consummation of a Business Combination. The Founder Warrants are differentiated from warrants sold as part of the units in the Offering through legends contained on the certificates representing the Founder Warrants indicating the restrictions and rights specifically applicable to such Founder Warrants.

Secure America Acquisition Holdings, LLC, the holder of the Founder Warrants, is beneficially owned by two of the Company’s independent directors. The Company determined that the purchase price of $1.00 per Founder Warrant was above the average trading price for warrants of similarly structured blank check companies. Accordingly, the Company concluded that the purchase price of the Founder Warrants was greater than the fair value of the warrants included in the Units and, therefore, the Company did not record compensation expense upon purchase of the Founder Warrants.

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

Warrants included in the Units sold in the Offering are not exercisable on a cashless basis and the exercise price with respect to these warrants will be paid directly to the Company. The Founder Warrants have been placed in an escrow account at Continental Stock Transfer and Trust Company, acting as escrow agent, and will not be released from escrow until the later of (i) one year after the consummation of the Offering and (ii) sixty days after the consummation of the Company’s initial Business Combination.

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

Prior to their release from escrow, the Founder Warrants may be transferred to (i) persons or entities controlling, controlled by, or under common control with Secure America Acquisition Holdings, LLC, or to any stockholder, member, partner or limited partner of such entity, or (ii) family members and trusts of permitted assignees for estate planning purposes, or, upon the death of any such person, to an estate or beneficiaries of permitted assignees; in each case, such transferees will be subject to the same transfer restrictions as Secure America Acquisition Holdings, LLC until after the Company completes its initial Business Combination. If the purchaser or member transferees acquire warrants for their own account in the open market, any such warrants will be redeemable. If the Company’s other outstanding warrants are redeemed and the market price of a share of the Company’s common stock rises following such redemption, holders of the Founder Warrants could potentially realize a larger gain on exercise or sale of those warrants than is available to other warrant holders, although the Company does not know if the price of its common stock would increase following a warrant redemption. If the Company’s share price declines in periods subsequent to the redemption of the warrants and Secure America Acquisition Holdings, LLC or one of its existing members continue to hold the Founder Warrants, the value of the Founder Warrants still held by such persons may also decline.

The Company’s outside counsel has agreed to waive claims against the Trust Account and to defer a portion of fees incurred until either a Business Combination is consummated or the Company is liquidated. In exchange for outside counsel taking this business risk, the Company has agreed to reimburse outside counsel for fees incurred plus a premium in the event a Business Combination is consummated. As of December 31, 2008, the amount of legal fees that was unbilled and contingently payable, including the potential premium, was $991,700.

6.    Common Stock
The Company has reserved 12,075,000 shares of common stock for issuance for the exercise of the Founder Warrants and the warrants sold in the Offering.

7.    Preferred Stock
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

8.    Income Taxes
  The provision for income taxes consists of the following:

		For the period May 14,
	For the period ended	2007 (Inception) to
	December 31, 2008	December 31, 2007
Current:
Federal	$345,139	$170,825
State	53,975	27,557
Deferred:
Federal	(107,851)	(26,058)
	$291,263	$172,324

   The total provision for income taxes differs from that amount which would be computed by applying the U.S. federal income tax rate to income before provision for income taxes due to the following:

		For the period May 14,
	For the period ended	2007 (Inception) to
	December 31, 2008	December 31, 2007

Federal statutory rate	34%	34%

State tax, net of income tax benefit	4	4

Increase in valuation allowance	2	-
	40%	38%

The tax effect of temporary differences that give rise to the net deferred tax asset is as follows:

	December 31, 2008	December 31, 2007

Interest income deferred for reporting purposes	$13,046	$-
Expenses deferred for incomes tax purposes	137,710	29,957
Subtotal	150,756	29,957

Valuation allowance	16,847	3,899
Net deferred tax asset	133,909	26,058

The Company is considered to be in the development stage for income tax reporting purposes. Federal income tax regulations require that the Company defer substantially all of its operating expenses for tax purposes until the Company begins business operations. These expenses will be deductible for income tax purposes over a period of time when a trade or business, as defined in the Internal Revenue Code, begins operations or in the event the Company liquidates. The deferred tax asset titled “Expenses deferred for income tax purposes” relates to the future benefit the Company will receive when it is able to deduct these costs for income tax purposes. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a valuation allowance against substantially all of the state portion of its deferred tax asset because it believes that based on current operations at December 31, 2008, it may not be able to fully utilize this asset.

There have been no audits of the Company’s tax returns since inception and all years remain open to tax examination.

9.	Fair Value of Financial Instruments
Effective January 1, 2008 the Company adopted Statement No. 157, Fair Value Measurements.  Statement No. 157 applies to all assets and liabilities that are being measured and reported on a fair value basis.  Statement No. 157 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements.  This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values.  The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1:	Quoted market prices in active markets for identical assets or liabilities.

Level 2:	Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3:	Unobservable inputs that are not corroborated by market data.

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to Statement No. 157.  At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

	December 31, 2008
	Total	Level 1	Level 2	Level 3

Funds Held in Trust	$79,330,205	$79,330,205	$—	$—

Total assets	$79,330,205	$79,330,205	$—	$—

The Company’s restricted funds held in the Trust Account are invested in a money market that invests in U.S. Government securities. This investment is considered to be highly liquid and easily tradable.