Form 10-Q
period 2009-03-31
Secure America Acquisition CORP
filed 2009-05-14
CIK 1402364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer  ☐ (Do not check if a smaller reporting company)                  Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

As of May 5, 2009, 12,500,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):        Yes  ☐    No  ☒

SECURE AMERICA ACQUISITION CORPORATION

INDEX TO FORM 10-Q

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of March 31, 2009 (unaudited) and as of December 31, 2008	1

	Condensed Statements of Operations (unaudited) for the three months ended March 31, 2009, the three months ended March 31, 2008, and for the period from May 14, 2007 (date of inception) to March 31, 2009	2

	Condensed Statement of Stockholders’ Equity for the period from May 14, 2007 (date of inception) to March 31, 2009 (unaudited)	3

	Condensed Statements of Cash Flows (unaudited) for the three months ended March 31, 2009, the three months ended March 31, 2008, and the period from May 14, 2007 (date of inception) to March 31, 2009	4

	Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T.	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

SIGNATURES		19

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SECURE AMERICA ACQUISITION CORPORATION
(a Corporation in the Development Stage)

CONDENSED BALANCE SHEETS

	March 31, 2009 (unaudited)	December 31, 2008

Assets
Current assets:
Cash	$151,400	$207,803
Investments held in Trust Fund	79,414,844	79,330,205
Prepaid expenses	7,781	25,148
Prepaid income tax	9,330	-
Total current assets	79,583,355	79,563,156
Deferred acquisition costs	-	105,000
Deferred tax asset	184,191	133,909
Total assets	79,767,546	79,802,065

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	$88,758	$45,882
Accounts payable	-	4,774
Income taxes payable	-	15,670
Deferred interest on investments held in Trust Fund	55,152	37,261
Deferred underwriters’ discounts and commissions	3,200,000	3,200,000
Total current liabilities	3,343,910	3,303,587

Common stock subject to possible conversion, 2,999,999 shares	22,799,992	22,799,992

Commitment

Stockholders' equity
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued and outstanding	-	-
Common stock, $.0001 par value, Authorized 50,000,000 shares; 12,500,000 shares issued and outstanding (including 2,999,999 shares subject to possible conversion)	1,250	1, 250
Additional paid-in capital	52,985,665	52,985,665
Income accumulated during the development stage	636,729	711,571
Total stockholders' equity	53,623,644	53,698,486
Total liabilities and stockholders' equity	$79,767,546	$79,802,065

See Notes to Unaudited Condensed Financial Statements.

SECURE AMERICA ACQUISITION CORPORATION
(a Corporation in the Development Stage)

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008	For the Period May 14, 2007 (inception) to March 31, 2009
Income:
Net interest Income	$66,750	$559,182	$1,885,536
Total Income	66,750	559,182	1,885,536

Expenses:
Formation and operating costs	191,874	132,480	835,502

Net income (loss) for the period before income taxes	(125,124)	426,702	1,050,034

State and federal income tax expense (benefit)	(50,282)	163,636	413,305

Net income (loss) for the period	$(74,842)	$263,066	$636,729

Weighted average number of shares outstanding – basic and diluted	12,500,000	12,500,000	10,058,140

Net income (loss) per share – basic and diluted	$(.01)	$.02	$.06

See Notes to Unaudited Condensed Financial Statements.

SECURE AMERICA ACQUISITION CORPORATION
(a Corporation in the Development Stage)

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
For the period from May 14, 2007 (inception) to March 31, 2009

			Addition	Income (Deficit) Accumulated During the
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	capital	Stage	Equity
Common shares issued May 14, 2004 at $.01 per share	2,500,000	$250	$24,750	-	$25,000
Common shares issued October 29, 2007, par value $0.0001, net of underwriters’ discount and offering expenses (includes 2,999,999 shares subject to possible conversion)	10,000,000	1,000	73,685,907	-	73,686,907
Proceeds from private placement of Founder Warrants	-	-	2,075,000	-	2,075,000
Proceeds subject to possible conversion of 2,999,999 shares	-	-	(22,799,992)	-	(22,799,992)
Net Income	-	-	-	278,743	278,743
Balance at December 31, 2007	12,500,000	1,250	52,985,665	278,743	53,265,658
Net Income	-	-	-	432,828	432,828
Balance at December 31, 2008	12,500,000	1,250	52,985,665	711,571	53,698,486
Unaudited:

Net loss	-	-	-	(74,842)	(74,842)
Balance at March 31, 2009	12,500,000	$1,250	$52,985,665	$636,729	$53,623,644
See Notes to Unaudited Condensed Financial Statements.

SECURE AMERICA ACQUISITION CORPORATION
(a Corporation in the Development Stage)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	For the period January 1, 2009 to March 31,2009	For the period January 1, 2008 to March 31,2008	For the period May 14, 2007 (inception) to March 31, 2009
Cash flows from operating activities
Net income (loss)	$(74,842)	$263,066	$636,729
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on U.S. government securities money market	(84,639)	(559,180)	(1,940,670)
Deferred income taxes	(50,282)	(38,053)	(184,191)
Write off of deferred acquisition costs	105,000	-	263,138
Decrease (increase) in prepaid expenses	17,367	18,395	(7,781)
Increase (decrease) in accounts payable	(4,774)	26,538	-
Increase in accrued expenses	42,876	35,171	88,758
Increase (decrease) in income taxes payable	(25,000)	36,689	(9,330)
Increase in deferred interest on investments held in trust account	17,891	-	55,152
Net cash used in operating activities	(56,403)	(217,374)	(1,098,195)

Cash flows from investing activities
Investments deposited in trust account	-	-	(79,200,000)
Interest drawn from trust account	-	495,000	1,725,826
Payment of deferred acquisition costs	-	(160,135)	(263,138)
Net cash provided by (used in) investing activities	-	334,865	(77,737,312)

Cash flows from financing activities
Gross proceeds of public offering	-	-	80,000,000
Proceeds from private placement of Founder Warrants	-	-	2,075,000
Proceeds from notes payable, stockholder	-	-	215,000
Payment of note payable, stockholder	-	(50,000)	(215,000)

Proceeds from sale of shares of common stock	-	-	25,000

Payment of costs related to proposed offering	-	(31,904)	(3,113,093)
Net cash (used in) provided by financing activities	-	(81,904)	78,986,907

Net increase (decrease) in cash	(56,403)	35,587	151,400
Cash at beginning of the period	207,803	6,867	-
Cash at the end of the period	$151,400	$42,454	$151,400

Non cash investing activities:
Accrual of deferred underwriters’ discounts and commissions	$-	$-	$3,200,000
Supplemental schedule of cash flows information:
Cash paid during the period for income taxes	$25,000	$-	$606,826

See Notes to Unaudited Condensed Financial Statements.

SECURE AMERICA ACQUISITION CORPORATION
(a Corporation in the Development Stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation

The financial statements of Secure America Acquisition Corporation (the ‘‘Company’’) at March 31, 2009, for the three months ended March 31, 2009 and 2008, and for the period from May 14, 2007 (date of inception) to March 31, 2009 (cumulative) are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2009 and the results of its operations and its cash flows for the three months ended March 31, 2009, for the three months ended March 31, 2008, and for the period from May 14, 2007 (date of inception) to March 31, 2009 (cumulative). Operating results for the interim periods are not necessarily indicative of the results to be expected for a full fiscal year. The December 31, 2008 balance sheet and the statement of stockholders’ equity for the period from May 14, 2007 (date of inception) to December 31, 2008 have been derived from audited financial statements.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may be omitted pursuant to such rules and regulations. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for additional disclosures relating to the Company’s financial statements and accounting principles.

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

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

2. Organization and Business Operations – (continued)

The registration statement for the Company’s initial public offering (“Offering”) was declared effective October 23, 2007. The Company consummated the Offering on October 29, 2007, issuing 10,000,000 Units at a price of $8.00 per Unit, which started trading separately on January 18, 2008. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, management placed $7.92 per Unit sold in the Offering, or $79,200,000 into a trust account (“Trust Account”) and invested these proceeds in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company. The investments in the Trust Account have been accounted for as trading securities and are recorded at their market value of $79,414,844 at March 31, 2009. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, providers of financing, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Two of the Company’s affiliates have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors, providers of financing, service providers or other entities that are owed money by the Company for services rendered to or contracted for or products sold to the Company. There can be no assurance that they will be able to satisfy those obligations. The net proceeds not held in the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, an aggregate of $1,000,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements and additional funds may be released to fund tax obligations. An additional $150,000 of interest earned (net of taxes) on the Trust Account balance was released to the Company to repay a loan made to the Company by Secure America Acquisition Holdings, LLC. The reconciliation of investments held in trust as of March 31, 2009 is as follows:

Contribution to trust	$79,200,000

Interest income received	1,940,670

Withdrawals to fund loan repayments	(150,000)

Withdrawals to fund income taxes	(606,826)

Withdrawals to fund operations (a)	(969,000)
Total investments held in trust	$79,414,844

(a)           amount is limited to $1,000,000.

SECURE AMERICA ACQUISITION CORPORATION
(a Corporation in the Development Stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 2,999,999 shares sold in the Offering may seek conversion of their shares in the event of a Business Combination. Accordingly, a portion of the proceeds of the Offering (29.999% of the amounts placed in the Trust Account other than those related to deferred underwriters’ discounts and commissions as described in Note 3) have been classified as common stock subject to possible conversion in the accompanying balance sheets and a portion (29.99%) of the interest earned on the Trust Account, after deducting the amounts permitted to be utilized for tax obligations, loan repayment and working capital purposes has been recorded as deferred interest in the accompanying balance sheets. Such Public Stockholders are entitled to receive their per share interest in the Trust Account (after the deduction of the permissible withdrawals of interest for working capital, income taxes , and loan repayment described above)computed without regard to the shares of common stock held by the Founders prior to the consummation of the Offering.

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

Income (loss) Per Share — Income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period.

The effect of the 10,000,000 outstanding warrants included in the units issued in connection with the Offering and the 2,075,000 outstanding warrants issued in connection with the private placement has not been considered in the diluted income (loss) per share calculation since such warrants are contingently exercisable.

SECURE AMERICA ACQUISITION CORPORATION
(a Corporation in the Development Stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

2. Organization and Business Operations – (continued)

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (“SFAS 141R”) which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  Upon adoption of SFAS 141R on January 1, 2009, the Company expensed acquisition costs of $105,000 which were previously capitalized.  SFAS 141R will have an impact to the Company for any acquisitions on or after January 1, 2009.

In December 2007, the FASB released SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin, or ARB, No. 51 (“SFAS 160”), which establishes accounting and reporting standards for the ownership interests in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary.  SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the non-controlling owners. SFAS 160 was adopted January 1, 2009.  SFAS 160 may have a material impact to the Company for any acquisitions on or after January 1, 2009.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements.  The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings.  The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007.  The Company adopted the provisions of SFAS 157 for the fiscal year beginning January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application was permitted until the Company’s fiscal year beginning January 1, 2009.  The Company’s adoption of the remaining provisions of SFAS 157 on January 1, 2009 did not have a material effect on the Company’s financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 provides guidance on how to determine if certain instruments or embedded features are considered indexed to our own stock, including instruments similar to our convertible notes and warrants to purchase our stock.  EITF 07-5 requires companies to use a two-step approach to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and exempt from the application of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  Although EITF 07-5 is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption.  The adoption of EITF 07-5 did not have a significant impact on the Company’s financial statements.

SECURE AMERICA ACQUISITION CORPORATION
(a Corporation in the Development Stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company agreed to pay the underwriters in the Offering an underwriting discount of 7.0% of the gross proceeds of the Offering. The underwriters were paid an underwriting discount of 3.0%of the gross proceeds of the Offering at closing. However, the underwriters have agreed that underwriting discounts amounting to 4.0% of the gross proceeds of the Offering will not be payable unless and until the Company completes a Business Combination (See Note 4).

SECURE AMERICA ACQUISITION CORPORATION
(a Corporation in the Development Stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

4. Deferred Underwriters’ Discounts and Commissions

Deferred underwriters’ discounts and commissions at March 31, 2009 and December 31, 2008 were $3,200,000. The underwriters have agreed that underwriting discounts amounting to 4% of the gross proceeds of the Offering will not be payable unless and until the Company completes a Business Combination and have waived their right to receive such payment upon the Company’s liquidation if it is unable to complete a Business Combination and to forfeit, on a pro rata basis, to pay converting stockholders (as described in Note 1).

5. Commitments and Related Party Transactions

The Company presently occupies office space provided by an affiliate of one of the Founders. This affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate a total of $7,500 per month for such services commencing on the Effective Date. The Company records this fee as rent expense. For the three months ended March 31, 2009 and 2008, and for the period from May 14, 2007 (inception) through March 31, 2009, the Company recorded $22,500, $22,500 and $129,194, respectively, in rent expense under this agreement.

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

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

SECURE AMERICA ACQUISITION CORPORATION
(a Corporation in the Development Stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

5. Commitments and Related Party Transactions – (continued)

The Company’s outside counsel has agreed to waive claims against the Trust Account and to defer a portion of fees incurred until either a Business Combination is consummated or the Company is liquidated. In exchange for outside counsel taking this business risk, the Company has agreed to reimburse outside counsel for fees incurred plus a premium in the event a Business Combination is consummated. As of March 31, 2009, the amount of legal fees that was unbilled and contingently payable, including the potential premium, was approximately $1,554,137.

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

7.  Deferred Acquisition Costs

Costs deferred at December 31, 2008 which related to a potential acquisition were charged to operations on January 1, 2009 upon the adoption of SFAS 141R. In addition, this potential acquisition was abandoned during the quarter.

SECURE AMERICA ACQUISITION CORPORATION
(a Corporation in the Development Stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

8.  Fair Value of Financial Instruments

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

	March 31, 2009
	Total	Level 1	Level 2	Level 3

Funds Held in Trust	$79,414,844	$79,414,844	$—	$—

Total Assets	$79,414,844	$79,414,844	$—	$—

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

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward looking statements due to a number of factors, including those set forth in the “Risk Factors” section of our Registration Statement on Form S-1, as amended, Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008 and elsewhere in this report. These factors as well as other cautionary statements made in this Quarterly Report on Form 10-Q, should be read and understood as being applicable to all related forward-looking statements wherever they appear herein. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our judgment as of the date hereof. We encourage you to read those descriptions carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law.

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

Results of Operations

Three month period ended March 31, 2009 compared to the three month period ended March 31, 2008

For the three month period ended March 31, 2009, we had a total income of $66,750, consisting of net interest income on investments held in trust and on cash balances maintained. For the three month period ended March 31, 2008, we had a total income of $559,182, consisting of net interest income on investments held in trust and on cash balances maintained. The decrease in income for the three month period ended March 31, 2009 as compared to the three month period ended March 31, 2008 was due to a significant decline in interest rates, which reduced the interest earned on investments held in trust.

Total expenses for the three month period ended March 31, 2009 were $141,592, consisting of $191,874 in operating expenses and an income tax benefit of ($50,282).  We had a net loss of $74,842 for this period. Total expenses for the three month period ended March 31, 2008 were $296,116, consisting of $132,480 in operating expenses and $163,636 in income tax expense.  We had net income of $263,066 for this period. The increase in operating expenses for the three month period ended March 31, 2009 as compared to the three month period ended March 31, 2008 was largely due to deferred costs related to a potential acquisition that were charged to operations on January 1, 2009 upon the adoption of SFAS 141R.

Period from May 14, 2007 (inception) through March 31, 2009

For the period from May 14, 2007 (inception) through March 31, 2009, we had a total income of $1,885,536, consisting of net interest income on investments held in trust and on cash balances maintained.

Total expenses for this period were $1,248,807, consisting of $835,502 in formation and operating expenses and $413,305 in income tax expense.  We had net income of $636,729 for this period.

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

An aggregate of $1,000,000 of interest earned (net of taxes) on the trust account balance has been released to us to fund working capital requirements and additional funds may be released to fund our income tax obligations. We believe that these amounts will be sufficient to allow us to operate for at least the next 24 months, assuming that a business combination is not consummated during that time. Over this time period, we anticipate making the following expenditures:

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

An additional $150,000 of interest earned (net of taxes) on the trust account balance was released to us to repay the loan made to us by Secure America Acquisition Holdings, LLC.

Through March 31, 2009, we have drawn $1,725,826 of the funds that may be used by us from the Trust Account to fund working capital requirements, to fund income tax payments and to repay loans made to us.

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

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2009. Based on that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

31.2
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

31.3
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

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

SECURE AMERICA ACQUISITION CORPORATION

Date: May 14, 2009	By:	/s/ C. Thomas McMillen
C. Thomas McMillen, Chairman and Co-Chief Executive Officer (Principal Executive Officer and Authorized Officer)

Date: May 14, 2009	By:	/s/ Harvey L. Weiss
Harvey L. Weiss, Co-Chief Executive Officer (Principal Executive Officer and Authorized Officer)