Form 10-Q
period 2009-06-30
Secure America Acquisition CORP
filed 2009-08-14
CIK 1402364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer  ☐ (Do not check if a smaller reporting company)  Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

As of August 10, 2009, 12,500,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):        Yes  ☐    No  ☒

SECURE AMERICA ACQUISITION CORPORATION

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SECURE AMERICA ACQUISITION CORPORATION
(a Corporation in the Development Stage)

CONDENSED BALANCE SHEETS

	June 30, 2009 (unaudited)	December 31, 2008

Assets
Current assets:
Cash	$125,317	$207,803
Investments held in Trust Fund	79,431,708	79,330,205
Prepaid expenses	30,304	25,148
Prepaid income tax	9,330	-
Total current assets	79,596,659	79,563,156
Deferred acquisition costs	-	105,000
Deferred tax asset	208,810	133,909
Total assets	$79,805,469	$79,802,065

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	$131,634	$45,882
Accounts payable	17,328	4,774
Income taxes payable	-	15,670
Deferred interest on investments held in Trust Fund	69,511	37,261
Deferred underwriters’ discounts and commissions	3,200,000	3,200,000
Total current liabilities	3,418,473	3,303,587

Common subject to possible conversion, 2,999,999 shares	22,799,992	22,799,992

Commitment

Stockholders' equity
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued and outstanding	-	-
Common stock, $.0001 par value, Authorized 50,000,000 shares; 12,500,000 shares issued and outstanding (including 2,999,999 shares subject to possible conversion)	1,250	1, 250
Additional paid-in capital	52,985,665	52,985,665
Income accumulated during the development stage	600,089	711,571
Total stockholders' equity	53,587,004	53,698,486
Total liabilities and stockholders' equity	$79,805,469	$79,802,065

See Notes to Unaudited Condensed Financial Statements.

SECURE AMERICA ACQUISITION CORPORATION
(a Corporation in the Development Stage)

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2009	For the Three Months Ended June 30, 2008	For the Six Months Ended June 30, 2008	For the Period May 14, 2007 (inception) to June 30, 2009
Income:
Net interest Income	$33,507	$100,257	$335,573	$894,755	$1,919,043
Total Income	33,507	100,257	335,573	894,755	1,919,043

Expenses:
Formation and operating costs	94,766	286,640	258,828	391,307	930,268

Net income (loss) for the period before income taxes	(61,259)	(186,383)	76,745	503,448	988,775

State and federal income tax expense (benefit)	(24,619)	(74,901)	30,812	194,448	388,686

Net income (loss) for the period	$(36,640)	$(111,482)	$45,933	$309,000	$600,089

Weighted average number of shares outstanding – basic and diluted	12,500,000	12,500,000	12,500,000	12,500,000	10,343,389

Net income (loss) per share – basic and diluted	$(.00)	$(.01)	$.00	$.02	$.06

See Notes to Unaudited Condensed Financial Statements.

SECURE AMERICA ACQUISITION CORPORATION
(a Corporation in the Development Stage)

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
For the period from May 14, 2007 (inception) to June 30, 2009

			Addition	Income (Deficit) Accumulated During the
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	capital	Stage	Equity
Common shares issued May 14, 2004 at $.01 per share	2,500,000	$250	$24,750	-	$25,000
Common shares issued October 29, 2007, par value $0.0001, net of underwriters’ discount and offering expenses (includes 2,999,999 shares subject to possible conversion)	10,000,000	1,000	73,685,907	-	73,686,907
Proceeds from private placement of Founder Warrants	-	-	2,075,000	-	2,075,000
Proceeds subject to possible conversion of 2,999,999 shares	-	-	(22,799,992)	-	(22,799,992)
Net Income	-	-	-	278,743	278,743
Balance at December 31, 2007	12,500,000	1,250	52,985,665	278,743	53,265,658
Net Income	-	-	-	432,828	432,828
Balance at December 31, 2008	12,500,000	1,250	52,985,665	711,571	53,698,486
Unaudited:

Net loss	-	-	-	(111,482)	(111,482)
Balance at June 30, 2009	12,500,000	$1,250	$52,985,665	$600,089	$53,587,004

See Notes to Unaudited Condensed Financial Statements.

SECURE AMERICA ACQUISITION CORPORATION
(a Corporation in the Development Stage)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	For the period January 1, 2009 to June 30,2009	For the period January 1, 2008 to June 30,2008	For the period May 14, 2007 (inception) to June 30, 2009
Cash flows from operating activities
Net income (loss)	$(111,482)	$309,000	$600,089
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on U.S. government securities money market	(132,503)	(894,750)	(1,988,534)
Deferred income taxes	(74,901)	(65,164)	(208,810)
Write off of deferred acquisition costs	105,000		263,138
Decrease (increase) in prepaid expenses	(5,156)	37,706	(30,304)
Increase (decrease) in accounts payable	12,554	(1,101)	17,328
Increase in accrued expenses	85,752	35,234	131,634
Increase (decrease) in income taxes payable	(25,000)	(265,388)	(9,330)
Increase in deferred interest on investments held in trust account	32,250	-	69,511
Net cash used in operating activities	(113,486)	(844,463)	(1,155,278)

Cash flows from investing activities
Investments deposited in trust account	-	-	(79,200,000)
Interest drawn from trust account	31,000	1,045,000	1,756,826
Payment of deferred acquisition costs	-	(100,000)	(263,138)
Net cash provided by (used in) investing activities	31,000	945,000	(77,706,312)

Cash flows from financing activities
Gross proceeds of public offering	-	-	80,000,000
Proceeds from private placement of Founder Warrants	-	-	2,075,000
Proceeds from notes payable, stockholder	-	-	215,000
Payment of note payable, stockholder	-	(50,000)	(215,000)

Proceeds from sale of shares of common stock	-	-	25,000

Payment of costs related to proposed offering	-	(31,904)	(3,113,093)
Net cash (used in) provided by financing activities	-	(81,904)	78,986,907

Net increase (decrease) in cash	(82,486)	18,633	125,317
Cash at beginning of the period	207,803	6,867	-
Cash at the end of the period	$125,317	$25,500	$125,317

Non cash investing activities:
Accrual of deferred underwriters’ discounts and commissions	$-	$-	$3,200,000
Supplemental schedule of cash flows information:
Cash paid during the period for income taxes	$25,000	$525,000	$606,826

See Notes to Unaudited Condensed Financial Statements.

SECURE AMERICA ACQUISITION CORPORATION
(a Corporation in the Development Stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation

The financial statements of Secure America Acquisition Corporation (the “Company”) at June 30, 2009, for the three and six month periods ended June 30, 2009 and 2008, and for the period from May 14, 2007 (date of inception) to June 30, 2009 (cumulative) are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2009 and the results of its operations and its cash flows for the three and six month periods ended June 30, 2009, for the three and six month periods ended June 30, 2008, and for the period from May 14, 2007 (date of inception) to June 30, 2009 (cumulative). Management of the Company has reviewed subsequent events through August 14, 2009. Operating results for the interim periods are not necessarily indicative of the results to be expected for a full fiscal year. The December 31, 2008 balance sheet and the statement of stockholders’ equity for the period from May 14, 2007 (date of inception) to December 31, 2008 have been derived from audited financial statements.

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

SECURE AMERICA ACQUISITION CORPORATION
(a Corporation in the Development Stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

2. Organization and Business Operations – (continued)

The registration statement for the Company’s initial public offering (“Offering”) was declared effective October 23, 2007. The Company consummated the Offering on October 29, 2007, issuing 10,000,000 Units at a price of $8.00 per Unit, which started trading separately on January 18, 2008. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, management placed $7.92 per Unit sold in the Offering, or $79,200,000 into a trust account (“Trust Account”) and invested these proceeds in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company. The investments in the Trust Account have been accounted for as trading securities and are recorded at their market value of approximately $79,431,708 at June 30, 2009. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, providers of financing, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Two of the Company’s affiliates have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors, providers of financing, service providers or other entities that are owed money by the Company for services rendered to or contracted for or products sold to the Company. There can be no assurance that they will be able to satisfy those obligations. The net proceeds not held in the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, an aggregate of $1,000,000 of interest earned on the Trust Account balance was released to the Company to fund working capital requirements and additional funds may be released to fund tax obligations. An additional $150,000 of interest earned (net of taxes) on the Trust Account balance was released to the Company to repay a loan made to the Company by Secure America Acquisition Holdings, LLC. The reconciliation of investments held in trust as of June 30, 2009 is as follows:

Contribution to trust	$79,200,000

Interest income received	1,988,534

Withdrawals to fund loan repayments	(150,000)

Withdrawals to fund income taxes	(606,826)

Withdrawals to fund operations (a)	(1,000,000)

Total investments held in trust	$79,431,708

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

On the effective date of the Offering (“Effective Date”), the Company’s Certificate of Incorporation was amended (i) to provide that the Company will continue in existence only until 24 months from the Effective Date of the Offering and (ii) to increase the number of authorized shares to 50,000,000. If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will dissolve and liquidate. This factor, as well as the Company's limited liquidity, raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that may result from the outcome of this uncertainty. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the warrants contained in the units to be offered in the Offering discussed in Note 3).

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

SECURE AMERICA ACQUISITION CORPORATION
(a Corporation in the Development Stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value of Financial Instruments - The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 “Disclosures about Fair Value of Financial Instruments,” approximate their carrying amounts presented in the balance sheet based upon the short-term nature of the account at June 30, 2009.

2. Organization and Business Operations – (continued)

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (“SFAS 141R”) which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  Upon adoption of SFAS 141R on January 1, 2009, the Company expensed acquisition costs of $106,313 which were previously capitalized.  SFAS 141R will have an impact to the Company for any acquisitions on or after January 1, 2009.

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

 SECURE AMERICA ACQUISITION CORPORATION
(a Corporation in the Development Stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

4. Deferred Underwriters’ Discounts and Commissions

Deferred underwriters’ discounts and commissions at June 30, 2009 and December 31, 2008 were $3,200,000. The underwriters have agreed that underwriting discounts amounting to 4% of the gross proceeds of the Offering will not be payable unless and until the Company completes a Business Combination and have waived their right to receive such payment upon the Company’s liquidation if it is unable to complete a Business Combination and to forfeit, on a pro rata basis, to pay converting stockholders (as described in Note 1).

5. Commitments and Related Party Transactions

The Company presently occupies office space provided by an affiliate of one of the Founders. This affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate a total of $7,500 per month for such services commencing on the Effective Date. The Company records this fee as rent expense. For the six month periods ended June 30, 2009 and 2008, and for the period from May 14, 2007 (inception) through June 30, 2009, the Company recorded $45,000, $45,000 and $151,694, respectively, in rent expense under this agreement.

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

The Company’s outside counsel has agreed to waive claims against the Trust Account and to defer a portion of fees incurred until either a Business Combination is consummated or the Company is liquidated. In exchange for outside counsel taking this business risk, the Company has agreed to reimburse outside counsel for fees incurred plus a premium in the event a Business Combination is consummated. As of June 30, 2009, the amount of legal fees that was unbilled and contingently payable, including the potential premium, was approximately $1,580,435.

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

7.  Deferred Acquisition Costs

Costs deferred at December 31, 2008 which related to a potential acquisition were charged to operations on January 1, 2009 upon the adoption of FAS 141R.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

	June 30, 2009
	Total	Level 1	Level 2	Level 3

Funds Held in Trust	$79,431,708	$79,431,708	$—	$—

Total assets	$79,431,708	$79,431,708	$—	$—

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

Results of Operations

Three month period ended June 30, 2009 compared to the three month period ended June 30, 2008

For the three month period ended June 30, 2009, we had a total income of $33,507, consisting of net interest income on investments held in trust and on cash balances maintained. For the three month period ended June 30, 2008, we had a total income of $335,573, consisting of net interest income on investments held in trust and on cash balances maintained. The decrease in income for the three month period ended June 30, 2009 as compared to the three month period ended June 30, 2008 was due primarily to a significant decline in interest rates, which reduced the interest earned on investments held in trust.

Total expenses for the three month period ended June 30, 2009 were $70,147, consisting of $94,766 in operating expenses and an income tax benefit of ($24,619).  We had a net loss of $36,640 for this period. Total expenses for the three month period ended June 30, 2008 were $289,640, consisting of $258,828 in operating expenses and $30,812 in income tax expense.  We had net income of $45,933 for this period. The decrease in operating expenses for the three month period ended June 30, 2009 as compared to the three month period ended June 30, 2008 was largely due to approximately $158,000 in expenses associated with an abandoned acquisition that were charged to operations during the three month period ended June 30, 2008.

Six month period ended June 30, 2009 compared to the six month period ended June 30, 2008

For the six month period ended June 30, 2009, we had a total income of $100,257, consisting of net interest income on investments held in trust and on cash balances maintained. For the six month period ended June 30, 2008, we had a total income of $894,755, consisting of net interest income on investments held in trust and on cash balances maintained. The decrease in income for the six month period ended June 30, 2009 as compared to the six month period ended June 30, 2008 was due primarily to a significant decline in interest rates, which reduced the interest earned on investments held in trust.

Total expenses for the six month period ended June 30, 2009 were $211,739, consisting of $286,640 in operating expenses and an income tax benefit of ($74,901).  We had a net loss of $111,482 for this period. Total expenses for the six month period ended June 30, 2008 were $585,755, consisting of $391,307 in operating expenses and $194,448 in income tax expense.  We had net income of $309,000 for this period. The decrease in operating expenses for the six month period ended June 30, 2009 as compared to the six month period ended June 30, 2008 was largely due to the fact that approximately $158,000 in expenses associated with an abandoned acquisition that were charged to operations during the six month period ended June 30, 2008, while approximately106,000 in such expenses were charged during the six month period ended June 30, 2009.

Period from May 14, 2007 (inception) through June 30, 2009

For the period from May 14, 2007 (inception) through June 30, 2009, we had a total income of $1,919,043, consisting of net interest income on investments held in trust and on cash balances maintained.

Total expenses for this period were $1,318,954, consisting of $930,268 in formation and operating expenses and $388,686 in income tax expense.  We had net income of $600,089 for this period.

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

An aggregate of $1,000,000 of interest earned (net of taxes) on the trust account balance has been released to us to fund working capital requirements and additional funds may be released to fund our income tax obligations. We believe that these amounts will be sufficient to allow us to operate until October 23, 2009, assuming that a business combination is not consummated during that time. Over this time period, we anticipate making the following expenditures:

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

Through June 30, 2009, we have drawn $1,756,826 of the funds that may be used by us from the Trust Account to fund working capital requirements, to fund income tax payments and to repay loans made to us.

We believe we will need up to an additional $150,000 in financing following our initial public offering in order to meet the expenditures required for operating our business prior to our initial business combination. We have not yet identified a source for that additional capital. We will need to obtain additional financing to the extent such financing is required to consummate a business combination or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, in which case we may issue additional securities or incur debt in connection with such business combination. Following a business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons, also know as special purpose entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable as we are a smaller reporting company.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2009. Based on that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting.

During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as such term is defined in Rules 13a-15 and 15d-15 of the Exchange Act..

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

31.2
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

31.3
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

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

SECURE AMERICA ACQUISITION CORPORATION

Date: August 14, 2009	By:	/s/ C. Thomas McMillen
C. Thomas McMillen, Chairman and Co-Chief Executive Officer
(Principal Executive Officer and Authorized Officer)

Date: August 14, 2009	By:	/s/ Harvey L. Weiss
Harvey L. Weiss, Co-Chief Executive Officer
(Principal Executive Officer and Authorized Officer)