Form 10-Q/A
period 2009-06-30
Secure America Acquisition CORP
filed 2009-09-16
CIK 1402364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
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

As of August 5, 2009, 12,500,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):        Yes  ☐    No  ☒

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q  (this “Amended Report”) for the quarter ended June 30, 2009, as filed by Secure America Acquisition Corporation (the “Company”) with the Securities and Exchange Commission on August 14, 2009 (the “Original Report”), is to supplement and/or amend certain sections in the notes to the unaudited condensed financial statements included the Original Report as follows:

1.           In order to comply with the newly issued Financial Accounting Standard Board Statement 165 entitled, “Subsequent Events,” the first paragraph on page 5 of the Original Report, under the caption, “1.  Basis of Presentation,” shall be deleted in its entirety and replaced with the following new paragraph, which now provides that the Company’s management updated their review of subsequent events through September 15, 2009:

“The financial statements of Secure America Acquisition Corporation (the “Company”) at June 30, 2009, for the three and six month periods ended June 30, 2009 and 2008, and for the period from May 14, 2007 (date of inception) to June 30, 2009 (cumulative) are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2009 and the results of its operations and its cash flows for the three and six month periods ended June 30, 2009, for the three and six month periods ended June 30, 2008, and for the period from May 14, 2007 (date of inception) to June 30, 2009 (cumulative). Management of the Company reviewed subsequent events through August 14, 2009 and updated their review through September 15, 2009. Operating results for the interim periods are not necessarily indicative of the results to be expected for a full fiscal year. The December 31, 2008 balance sheet and the statement of stockholders’ equity for the period from May 14, 2007 (date of inception) to December 31, 2008 have been derived from audited financial statements.”

2.           The first two lines of the third paragraph on page 6 of the Original Report, under the caption, “2.  Organization and Business Operations — (continued),” shall be deleted and replaced with the following new sentences, such that the first two lines now read as follows:

“On the effective date of the Offering (“Effective Date”), the Company’s Certificate of Incorporation was amended (i) to provide that the Company will continue in existence only until 24 months from the consummation of the Offering (October 29, 2009) and (ii) to increase the number of authorized shares to 50,000,000. If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will dissolve and liquidate.”

3.           In order to comply with the newly issued Financial Accounting Standard Board Statement 165 entitled, “Subsequent Events,” the following new note captioned, “9.  Subsequent Events,” shall be inserted on page 13 of the Original Report after the section captioned, “8.  Fair Value of Financial Instruments:”

“9. Subsequent Events

On September 2, 2009, the Company entered into a Contribution Agreement (the “Contribution Agreement”) with Ultimate Resort Holdings, LLC (“Ultimate Resort”), Ultimate Escapes Holdings, LLC (“Ultimate Escapes”) and the member representative of Ultimate Escapes, pursuant to which (i) the Company will receive 4,687,500 units of Ultimate Escapes, assuming the maximum number of conversions by Public Stockholders and settlement of forward contracts that may be entered into by the Company with certain Public Stockholders regarding the repurchase, cancellation or other similar arrangements of their shares of common stock, which number of units increase, on a one-for-one basis, to the extent that fewer than 6,250,000 shares of the Company's common stock are converted into cash or repurchased or canceled based upon forward contracts settled immediately following the closing of the Contribution Agreement. Of the $30 million expected to be left with the Company, at least $20 million will be contributed to Ultimate Escapes.

In addition, pursuant to the terms of Ultimate Escapes' amended and restated operating agreement (the “Operating Agreement''), which will become effective upon the closing of the Business Combination with Ultimate Escapes, the UE Owners will be entitled to exchange an aggregate of 7,178,841 units of Ultimate Escapes for shares of the Company's common stock on a one-for-one basis. Under the terms of the Operating Agreement, Ultimate Resort and Ultimate Escapes will also be entitled to earn, upon the achievement of certain adjusted EBITDA milestones, up to an aggregate of 7,000,000 units of Ultimate Escapes, which units are also exchangeable for shares of the Company's common stock on a one-for-one basis.

The Company is also required to increase the number of authorized shares of its preferred stock from 1,000,000 to 20,000,000 shares, of which 14,178,841 shares will be designated by the Company's board of directors as a new series of preferred stock titled Series A preferred voting stock (the “Series A Preferred Voting Stock”), which will be entitled to one vote per share and to vote as a single class with the common stock on all matters, but which will not be entitled to any liquidation preference, dividends or certain other distributions. For each membership unit of Ultimate Escapes owned by the UE Owners, the UE Owners will receive one share of Series A Voting Preferred Stock. At any time that any UE Owner exchanges membership units of Ultimate Escapes for shares of the Company's common stock, a like number of shares of Series A Voting Preferred Stock will be canceled.

The closing of the Business Combination is conditioned, among other things, upon the consummation of (i) the contribution by Ultimate Resort of all of its assets and properties to Ultimate Escapes in exchange for membership units in Ultimate Escapes and (ii) the acquisition by Ultimate Resort, by means of a contribution agreement, of certain assets of Private Escapes and its affiliates, such that Ultimate Escapes will, directly or indirectly, own and operate the Ultimate Resort and Private Escapes businesses.”

Except as described above, we have not modified or updated any other disclosures contained in the Original Report. Accordingly, this Amended Report continues to speak as of the date of the Original Report and no attempt has been made in this Amended Report to modify or update disclosures in the Original Report except as noted above. This Amended Report does not reflect events occurring after the filing of the Original Report or modify or update any related disclosures and information not affected by the amendment, which otherwise reflect the disclosures made at the time of the filing of the Original Report with the SEC. Accordingly, this Amended Report should be read in conjunction with any documents incorporated by reference therein and our filings made with the SEC subsequent to the filing of the Original Report, including any amendments to those filings.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURE AMERICA ACQUISITION CORPORATION

Date: September 15, 2009	By:	/s/ C. Thomas McMillen
C. Thomas McMillen, Chairman and Co-Chief Executive Officer
(Principal Executive Officer and Authorized Officer)

Date: September 15, 2009	By:	/s/ Harvey L. Weiss
Harvey L. Weiss, Co-Chief Executive Officer
(Principal Executive Officer and Authorized Officer)