Form 10-Q
period 2009-09-30
Ultimate Escapes, Inc.
filed 2009-11-23
CIK 1402364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to _____________

Commission File Number 001-33743

ULTIMATE ESCAPES, INC.
formerly known as
Secure America Acquisition Corporation
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	26-0188408
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3501 West Vine Street, Suite 225
Kissimmee, Florida  34741
(Address of Principal Executive Office)

(407) 483-1900
(Issuer's Telephone Number, Including Area Code)

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

As of November 23, 2009, 1,582,413 shares of common stock, par value $.0001 per share, were issued and outstanding  (does not include 7,556,675 shares issuable upon conversion of membership interests in Ultimate Escapes Holdings, LLC).

Transitional Small Business Disclosure Format (check one):        Yes  ☐    No  ☒

ULTIMATE ESCAPES, INC.
FORMERLLY KNOWN AS
SECURE AMERICA ACQUISITION CORPORATION

INDEX TO FORM 10-Q
		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of September 30, 2009 (unaudited) and as of December 31, 2008	1

	Condensed Statements of Operations (unaudited) for the three and nine month periods ended September 30, 2009, the three and nine month periods ended September 30, 2008, and for the period from May 14, 2007 (date of inception) to September 30, 2009	2

	Condensed Statement of Stockholders’ Equity for the period from May 14, 2007 (date of inception) to September 30, 2009 (unaudited)	3

	Condensed Statements of Cash Flows (unaudited) for the nine months ended September 30, 2009, and 2008, and the period from May 14, 2007 (date of inception) to September 30, 2009	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4T.	Controls and Procedures	23

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

SIGNATURES		25

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ULTIMATE ESCAPES, INC.
formerly known as
Secure America Acquisition Corporation
(a company in the Development Stage)

CONDENSED BALANCE SHEETS
	September 30, 2009
	(unaudited)	December 31, 2008

Assets
Current assets:
Cash	$24,935	$207,803
Investments held in Trust Fund	79,451,058	79,330,205
Prepaid expenses	16,543	25,148
Total current assets	79,492,536	79,593,156
Deferred acquisition costs	-	105,000
Deferred offering costs	47,783	-
Deferred tax asset	208,810	133,909
Total assets	$79,749,129	$79,802,065

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$316,046	$103,587
Common stock subject to conversion, 2,709,261 shares	21,525,365	-
Common stock subject to forward purchase contracts, 6,031,921 shares	48,138,840	-
Deferred underwriters’ discounts and commissions	2,247,764	3,200,000
Total current liabilities	72,228,015	3,303,587

Common stock subject to possible conversion, 2,999,999 shares		22,799,992

Commitments and contingencies

Stockholders' equity
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued and outstanding	-	-
Common stock, $.0001 par value, Authorized 50,000,000 shares; 12,500,000 shares issued and outstanding (including 2,999,999 shares subject to possible conversion)	1,250	1, 250
Additional paid-in capital	7,073,688	52,985,665
Income accumulated during the development stage	446,176	711,571
Total stockholders' equity	7,521,114	53,698,486
Total liabilities and stockholders' equity	$79,749,129	$79,802,065

See Notes to Unaudited Condensed Financial Statements.

ULTIMATE ESCAPES, INC
formerly known as
Secure America Acquisition Corporation
(a company in the Development Stage)

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,		For the period May 14, 2007 (inception) to September 30,
	2009	2008	2009	2008	2009

Income:
Net interest income	$13,546	$335,599	$113,803	$1,230,354	$1,932,589
Total income	13,546	335,599	113,803	1,230,354	1,932,589

Expenses:
Formation and operating costs	167,460	89,257	454,099	480,564	1,097,727

Net income (loss) for the period before income taxes	(153,914)	246,342	(340,296)	749,790	834,862

State and federal income tax expense (benefit)	-	94,830	(74,901)	289,278	388,686

Net income (loss) for the period	$(153,914)	$151,512	$(265,395)	$460,512	$446,176

Weighted average number of shares outstanding – basic and diluted	12,500,000	12,500,000	12,500,000	12,500,000	10,568,966

Net income (loss) per share – basic and diluted	$(0.01)	$0.01	$(0.02)	$0.04	$0.04

See Notes to Unaudited Condensed Financial Statements.

ULTIMATE ESCAPES, INC.
formerly known as
Secure America Acquisition Corporation
(a company in the Development Stage)

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
For the period from May 14, 2007 (inception) to September 30, 2009
				Income (Deficit)
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	capital	Stage	Equity

Common shares issued May 14, 2004 at $.01 per share	2,500,000	250	24,750	-	25,000
Common shares issued October 29, 2007, par value $0.0001, net of underwriters’ discount and offering expenses (includes 2,999,999 shares subject to possible conversion)	10,000,000	1,000	73,685,907	-	73,686,907
Proceeds from private placement of Founder Warrants	-	-	2,075,000	-	2,075,000
Proceeds subject to possible conversion of 2,999,999 shares	-	-	(22,799,992)	-	(22,799,992)
Net income	-	-	-	278,743	278,743
Balance at December 31, 2007	12,500,000	1,250	52,985,665	278,743	53,265,658
Net income	-	-	-	432,828	432,828
Balance at December 31, 2008	12,500,000	1,250	52,985,665	711,571	53,698,486
Unaudited:
Common stock subject to possible conversion, 2,999,999 shares	-	-	22,799,992	-	22,799,992
Common stock subject to conversion, 2,709,261 shares	-	-	(21,525,365)	-	(21,525,365)
Common stock subject to forward purchase contracts 6,031,921 shares	-	-	(48,138,840)	-	(48,138,840)
Deferred underwriters’ discounts and commissions	-	-	952,236	-	952,236
Net loss	-	-	-	(265,395)	(265,395)
Balance at September 30, 2009	$12,500,000	$1,250	$7,073,688	$446,176	$7,521,114

See Notes to Unaudited Condensed Financial Statements.

ULTIMATE ESCAPES, INC.
formerly known as
Secure America Acquisition Corporation
(a company in the Development Stage)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	For the nine months ended September 30,		For the period May 14, 2007 (inception) to September 30,
	2009	2008	2009
Cash flows from operating activities
Net income (loss)	$(265,395)	$460,512	$446,176
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on U.S. government securities	(151,853)	(1,230,347)	(2,007,884)
Deferred income taxes	(74,901)	(88,296)	(208,810)
Write off of deferred acquisition costs	105,000	-	263,138
Decrease (increase) in prepaid expenses	8,605	56,250	(16,543)
Increase (decrease) in accounts payable and accrued expenses	212,459	(144,009)	316,046
Net cash used in operating activities	(166,085)	(945,890)	(1,207,877)

Cash flows from investing activities
Investments deposited in trust account	-	-	(79,200,000)
Interest drawn from trust account	31,000	1,245,000	1,756,826
Payment of deferred acquisition costs	-	(100,000)	(263,138)
Net cash provided by (used in) investing activities	31,000	1,145,000	(77,706,312)

Cash flows from financing activities
Gross proceeds of public offering	-	-	80,000,000
Proceeds from private placement of Founder Warrants	-	-	2,075,000
Proceeds from notes payable, stockholder	-	-	215,000
Payment of note payable, stockholder	-	(50,000)	(215,000)
Proceeds from sale of shares of common stock	-	-	25,000
Payment of costs related to public offering	(47,783)	(31,904)	(3,160,876)
Net cash (used in) provided by financing activities	(47,783)	(81,904)	78,939,124

Net increase (decrease) in cash	(182,868)	117,206	24,935
Cash at beginning of the period	207,803	6,867	-
Cash at end of the period	24,935	124,073	24,935

Non cash investing activities:
Accrual of deferred underwriters' discounts and commissions	$-	$-	$3,200,000

Supplemental schedule of cash flow information:
Cash paid during the period for income taxes	$25,000	$581,826	$606,826

See Notes to Unaudited Condensed Financial Statements.

ULTIMATE ESCAPES, INC.
formerly known as
Secure America Acquisition Corporation
(a company in the Development Stage)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation

The financial statements of Ultimate Escapes, Inc. (the “Company”), formerly known as Secure America Acquisition Corporation (“SAAC”), at September 30, 2009, for the three and nine month periods ended September 30, 2009 and 2008, and for the period from May 14, 2007 (date of inception) to September 30, 2009 (cumulative) are unaudited and do not reflect the business combination completed on October 29, 2009 and described in Note 3. In the opinion of management, all adjustments (consisting of normal, recurring accruals) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2009 and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2009, for the three and nine month periods ended September 30, 2008, and for the period from May 14, 2007 (date of inception) to September 30, 2009 (cumulative). Management of the Company has reviewed subsequent events through November 23, 2009. Operating results for the interim periods ended September 30, 2009 are not necessarily indicative of the results to be expected for a full fiscal year. The December 31, 2008 balance sheet and the statement of stockholders’ equity for the period from May 14, 2007 (date of inception) to December 31, 2008 have been derived from audited financial statements.

The financial statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may be omitted pursuant to such rules and regulations. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for additional disclosures relating to the Company’s financial statements and accounting principles.

Income (loss) Per Share — Income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period.
The effect of the 12,075,000 outstanding warrants (see Note 5) have not been considered in the diluted income per share calculation because such warrants are contingently exercisable.

Fair Value of Financial Instruments - The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, Financial Instruments, approximate their carrying amounts presented in the balance sheet based upon the short-term nature of the account at September 30, 2009.

New Accounting Pronouncements - In June 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“Codification”) became the single source of authoritative U.S. GAAP.  The Codification did not create any new GAAP standards but incorporated existing accounting and reporting standards into a new topical structure with a new referencing system to identify authoritative accounting standards, replacing the prior references to Statement of Financial Accounting Standards (“SFAS”), Emerging Issues Task Force (“EITF”), FASB Staff Position (“FSP”), etc.  Authoritative standards included in the Codification are designated by their Accounting Standards Codification (“ASC”) topical reference, and new standards will be designated as Accounting Standards Updates (“ASU”), with a year and assigned sequence number.  Beginning with this interim report for the third quarter of 2009, references to prior standards have been updated to reflect the new referencing system.

2. Organization and History

The Company was incorporated in Delaware on May 14, 2007 as a blank check company for the purpose of acquiring one or more domestic or international businesses operating in the homeland security industry (“Business Combination”).

On October 29, 2007, the Company completed its initial public offering (“Offering”), issuing 10,000,000 Units, consisting of one share of common stock and one warrant, at $8.00 per Unit.  The common stock and warrants began trading separately on January 18, 2008. Upon the closing of the Offering, $79,200,000 of the aggregate gross proceeds of $80,000,000 were placed in a trust account (“Trust Account”) and invested in United States government securities, pending completion of a Business Combination.  The investments in the Trust Account are accounted for as trading securities and are recorded at their market value of $79,451,058 at September 30, 2009. The net proceeds of the Offering not held in the Trust Account were permitted to be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, an aggregate of $1,000,000 of interest earned on the Trust Account balance was released to the Company to fund working capital requirements and an additional $150,000 of interest earned was released to the Company to repay a loan made to the Company by Secure America Acquisition Holdings, LLC. Additional funds were also released to fund tax obligations. The reconciliation of the funds held in trust as of September 30, 2009 is as follows:

Contribution to Trust Fund	$79,200,000

Interest income	2,007,884

Withdrawals to fund loan repayments	(150,000)

Withdrawals to fund income taxes	(606,826)

Withdrawals to fund operations	(1,000,000)

Balance at September 30, 2009	$79,451,058

The Company’s Certificate of Incorporation provided that the Company would continue in existence only until 24 months from the date of the Offering and if the Company had not consummated a Business Combination by October 29, 2009, the Company would be dissolved and the funds in the Trust Fund distributed pro rata to shareholders. Following a special meeting of the Company’s stockholders and warrantholders on October 28, 2009, on October 29, 2009, the Company consummated a Business Combination, as described below in Note 3.  Effective upon the consummation of the Business Combination, SAAC changed its name to Ultimate Escapes, Inc.

Previously, in the event that stockholders owning 30% or more of the shares sold in the Offering voted against a proposed Business Combination, the proposed Business Combination would not be consummated and any stockholder who voted against the Business Combination could demand that the Company convert his or her shares to cash, based on a pro rata portion of the Trust Fund. Accordingly, stockholders holding up to 2,999,999 shares sold in the Offering could seek conversion of their shares in the event of a Business Combination. Accordingly, a portion of the proceeds of the Offering (29.99% of the amounts placed in the Trust Account other than those related to deferred underwriters’ discounts and commissions) were previously classified as common stock subject to possible conversion in the Company’s balance sheet and a portion (29.99%) of the interest earned on the Trust Account, after deducting the amounts permitted to be utilized for tax obligations, loan repayment and working capital purposes, was recorded as deferred interest.

In connection with the stockholder approval of the Acquisition described below in Note 3, holders of 2,709,261 shares elected to convert their shares to cash.  Accordingly, the amount classified as common stock subject to conversion has been adjusted as of September 30, 2009 to reflect the number of shares and the amount subsequently paid from the Trust Fund to such shareholders on conversion of their shares.

In addition to the above conversions, in connection with the Acquisition, the Company entered into forward contracts to purchase 6,031,831 shares of common stock for an aggregate consideration of $48,138,840.  As of September 30, 2009, that amount, which was subsequently paid from funds previously held in the Trust Fund on settlement of the forward contracts, has been re-classified from Stockholders’ Equity.

3. Business Combination – Subsequent Event

On October 29, 2009, SAAC consummated a business combination with Ultimate Escapes Holdings, LLC, a Delaware limited liability company (“Ultimate Escapes”), pursuant to a Contribution Agreement dated September 2, 2009, by and among SAAC, Ultimate Escapes, Ultimate Resort Holdings, LLC, a Delaware limited liability company (“Ultimate Resort”), and James M. Tousignant, in his capacity as the representative of the holders of the issued and outstanding membership interests of Ultimate Escapes and Ultimate Resort, as amended by Amendment No. 1 dated October 28, 2009 (the “Contribution Agreement”), whereby Ultimate Escapes became a subsidiary of SAAC (the “Acquisition”).  Effective upon the consummation of the Acquisition, SAAC changed its name to Ultimate Escapes, Inc.

The material terms of the Contribution Agreement, as well as a description of the Acquisition, were previously disclosed in the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 16, 2009 (the “Proxy Statement”), in the sections entitled “The Acquisition Proposal” beginning on page 73 and “The Contribution Agreement and Other Acquisition Agreements” beginning on page 89, and in the Forms 8-K filed by the Company with the Securities and Exchange Commission on October 29, 2009 and November 4, 2009.

Pursuant to the terms of the Contribution Agreement, the Company received 1,232,601 membership units of Ultimate Escapes.  Ultimate Resort and Private Escapes Holdings, LLC (the “Ultimate Escapes Owners”) and JDI Ultimate, L.L.C. (“JDI”) retained the remaining 7,556,675 membership units of Ultimate Escapes, which, under the terms of the Operating Agreement described below may be converted on a one-to-one basis into shares of the Company’s common stock.   Of such retained units, 717,884 units were deposited into escrow at the closing of the Acquisition to secure the indemnification obligations of the Ultimate Escapes Owners to the Company. Additionally, the Ultimate Escapes Owners and JDI are eligible to receive up to an aggregate of 7,000,000 additional membership units of Ultimate Escapes, convertible on a one-to-one basis into shares of the Company’s common stock, upon the achievement by the Company of certain Adjusted EBITDA milestones, as set forth in the Operating Agreement.  For each membership unit of Ultimate Escapes issued to Ultimate Escapes Owners or JDI the Member Representative will also receive one share of Series A Voting Preferred Stock of the Company.  At any time that any Ultimate Escapes Owner or JDI exchanges membership units of Ultimate Escapes for shares of the Company’s common stock, a like number of shares of Series A Voting Preferred Stock will be canceled.  Of the 7,556,675 membership units of Ultimate Escapes issued to the Ultimate Escapes Owners and JDI on October 29, 2009, 377,834 membership units were issued to Ultimate Resort in consideration of certain tax liabilities incurred by Ultimate Resort and its members in connection with the Acquisition. Upon consummation of the Acquisition, Ultimate Escapes became a subsidiary of the Company, and the business and assets of Ultimate Escapes and its subsidiaries are its only operations.

In connection with the Acquisition, the Company entered into forward contracts to purchase 6,031,831 shares of its common stock sold in its initial public offering in privately negotiated transactions from stockholders who would otherwise have voted against the Acquisition, for an aggregate purchase price of $48,138,840.  The closing of such purchases was settled immediately following the closing out of the funds that were held in the Company’s trust account and were released as a result of the consummation of the Acquisition.  In connection with such purchases, the Company paid a fee to a fund managed by Victory Park Capital Advisors, LLC of $123,974 for purchasing an aggregate of 1,561,380 shares from stockholders who would otherwise have voted against the Acquisition and exercised their conversion rights.

In connection with the Acquisition, on October 29, 2009, SAAC, Ultimate Escapes, Ultimate Resort, JDI and Private Escapes Holdings, LLC entered into an Amended and Restated Operating Agreement of Ultimate Escapes (the “Operating Agreement”), which provides for the management of Ultimate Escapes after the consummation of the Acquisition.

The Acquisition will be accounted for as a reverse merger, whereby Ultimate Escapes will be the continuing entity for financial reporting purposes and will be deemed, for accounting purposes, to be the acquirer of SAAC. In accordance with the applicable accounting guidance for accounting for a business combination as a reverse merger, Ultimate Escapes is deemed to have undergone a recapitalization, whereby it is deemed to have issued equity units to SAAC's common equity holders. Accordingly, although the Company, as the parent company of Ultimate Escapes, will be deemed to have legally acquired Ultimate Escapes, in accordance with the applicable accounting guidance for accounting for a business combination as a reverse merger, Ultimate Escapes’ assets and liabilities will be recorded at their historical carrying amounts (subject to the recording of Private Escapes assets and liabilities at fair value, as a result of the acquisition of those assets by Ultimate Escapes as described below), with no additional goodwill or other intangible assets recorded as a result of the accounting merger of Ultimate Escapes with SAAC.  The effects of recording the accounting for the reverse merger (which occurred on October 29, 2009) are not reflected in the Company’s condensed financial statements as of September 30, 2009 but the pro forma effects as of that date are discussed below.

Prior to the Acquisition, on September 15, 2009, Ultimate Resort contributed all of its assets and liabilities to its wholly-owned subsidiary Ultimate Escapes, in exchange for a majority ownership interest in Ultimate Escapes. The exchange of Ultimate Resort’s assets and liabilities was accounted for as a transaction between entities under common control, with no change in the basis of its assets and liabilities. For accounting purposes, Ultimate Resort was deemed to have undergone a recapitalization, whereby it was deemed to have issued equity units in Ultimate Escapes to its two owners, Ultimate Resort and JDI. Contemporaneously, Private Escapes contributed certain of its club properties, club members and other assets to Ultimate Escapes in exchange for a minority equity interest in Ultimate Escapes. The contribution of assets by Private Escapes to Ultimate Escapes was accounted for under the acquisition method of accounting in accordance with FASB Topic ASC 805.   See the Proxy Statement for additional information on this business combination.  The operations of Private Escapes are included in the pro forma financial information from the date of acquisition.

Following the consummation of the Acquisition, the amounts in the Trust Fund have been disbursed as follows:

Balance at September 30, 2009		$79,451,058

Conversion of 2,709,261 common shares to cash	21,525,365
Settlement of forward contracts to purchase 6,031,831 common shares	48,138,840	69,664,205
		9,786,853
Payment of certain legal fees	926,000
Payment of stock transfer expenses	101,390	1,027,390
Contributed to Ultimate Escapes		8,759,463
Payment of transaction expenses	1,728,531
Payment of equity funding costs	1,220,374	2,948,905

Net proceeds		$5,810,558

Pro Forma Balance Sheet after the Acquisition

The following table presents the unaudited pro forma condensed balance sheet information of the Company as of September 30, 2009, giving effect to the Acquisition being accounted for as a reverse merger accompanied by a recapitalization of the Company as though the Acquisition had occurred on September 30, 2009. The condensed pro forma balance sheet is presented for informational purposes only and is not intended to present what the Company’s financial position would have been had the Acquisition actually occurred on September 30, 2009 and it is not intended to project the Company’s financial position as of any future date. The unaudited pro forma condensed balance sheet information gives effect to (1) the net proceeds Ultimate Escapes received from SAAC’s trust account and operating funds after the payment of expenses and fees associated with the transaction; (2) the payment to SAAC stockholders who converted their shares for cash and the completion of the forward contracts entered into by the Company to re-purchase from stockholders in privately negotiated transactions approximately 6.03 million of the shares of its common stock sold in its initial public offering; (3) the preliminary estimated fair value of assets received and liabilities assumed from the acquisition of Private Escapes; and (4) the impact on equity as a result of the aforementioned items.

Pro forma
(All numbers in thousands)	September 30, 2009
Cash and cash equivalents	$13,961
Investments held in trust	$-
Total current assets	$18,995
Total assets	$226,657
Current portion of long-term debt	$1,053
Membership fees not yet recognized in income	$15,394
Total current liabilities	$44,356
Long-term debt, net of current portion	$121,899
Deferred member fees and other	$11,904
Total liabilities	$255,716
Total stockholders' deficit	$(29,059)
Total liabilities and stockholders' equity	$226,656

Pro Forma Operating Results reflecting the Acquisition

The following table presents the unaudited pro forma operating results for the three and nine months ended September 30, 2009 and 2008. The unaudited pro forma financial information for the three and nine months ended September 30, 2009 and 2008 includes the results of operations of Ultimate Escapes as if the recapitalization had occurred on January 1, 2008, and those of Private Escapes since September 15, 2009, the date of its acquisition. The pro forma financial information is presented for informational purposes as the consummation of the business combination was after the end of the Company's quarter ended September 30, 2009.  The unaudited pro forma results presented include the effects on the weighted average shares resulting from the recapitalization.

	Three months ended September 30,		Nine months ended September 30,
(All numbers in thousands)	2009 (1)	2008 (1)	2009 (1)	2008 (1)
Total revenues	$6,278	$6,375	$23,034	$18,747
Net income (loss)	$(2,640)	$(4,475)	$(4,701)	$(13,674)
Basic and diluted net income (loss) per share	$(0.31)	$(0.53)	$(0.56)	$(1.63)
Basic and diluted weighted average shares (2)	8,412	8,412	8,412	8,412

(1)	GAAP revenue recognition.

(2)
Pro forma earnings per share (EPS), basic and diluted, are based on the weighted average number of shares of common stock.  Earnings per share is computed by dividing income (loss) by the weighted-average number of shares of common stock outstanding during the periods:

SAAC shares after IPO issuance	12,500,000
SAAC shares forfeited by SAAC founders(i)	(2,185,295)
SAAC shares subject to conversion	(2,709,261)
SAAC shares repurchased	(6,031,831)
Subtotal of SAAC shares outstanding	1,573,613
Shares issued as purchase consideration to Ultimate Escapes(ii)	7,556,675
Less escrowed shares (iii)	(717,884)
Total shares (iv)	8,412,404

(i)	The founders agreed to retain only 20% of SAAC's outstanding shares thereby returning these shares from the 2,500,000 shares they originally purchased at founding.
(ii)	The effect of the potential issuance of the 7,000,000 earn-out units to the current Ultimate Escapes' equity members is not reflected in these pro forma outstanding shares.
(iii)
The 717,884 of escrowed shares have not been included in outstanding shares for EPS purposes because they are contingently issuable shares that will only be released if the conditions of the indemnification agreement are met.

(iv)
Potentially dilutive securities of 10,000,000 warrants (included within the units sold in the IPO) and 2,075,000 warrants purchased by the founders have been excluded from the computation of diluted net income (loss) per share, because such warrants would be contingently exercisable.

4. Deferred Underwriters’ Discounts and Commissions

In connection with the Offering in October 2007, the Company agreed to pay the underwriters of the Offering an underwriting discount of 7% of the gross proceeds of the Offering. The underwriters were paid 3% of the gross proceeds of the Offering at closing. Deferred underwriters’ discounts and commissions amounting to 4% of the gross proceeds of the Offering ($3,200,000) were not payable unless and until the Company completed a Business Combination. The underwriters previously waived their right to receive such payment upon the Company’s liquidation if it was unable to complete a Business Combination and to forfeit, on a pro rata basis, a portion of their fees related to stockholders who exercised their right to convert to cash or whose shares were otherwise redeemed.  Following the consummation of the Acquisition, $2,247,764 was paid to cover these deferred discounts and commissions and other costs associated with the Offering, and the balance not paid of $952,236 has been re-classified, as of September 30, 2009, to Stockholders’ Equity.

5. Warrants and Options

On October 29, 2007, as part of its Offering of Units, the Company sold 10,000,000 warrants to purchase one share of common stock at an exercise price of $5.25, commencing on the later of the completion of a Business Combination and 12 months from the date of the Offering and expiring four years from the date of the Offering. The Company could redeem the warrants, at a price of $.01 per warrant, upon 30 days’ notice while the warrants are exercisable, only in the event that the last sale price of the common stock was at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

At the special meeting of warrantholders held on October 28, 2009 in connection with the Acquisition, a majority of the warrantholders approved amendments to the warrants that increased the exercise price to $8.80 per share, increased the last reported sale price of the common stock at which the Company may require redemption of the warrants to $15.05 per share, and extended the expiration date of the warrants to four years from the closing date of the Acquisition.  These warrant amendments became effective upon the closing of the Acquisition on October 29, 2009.

The Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise of the warrants. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such warrant is not entitled to exercise such warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the warrants may expire unexercised and unredeemed.

Secure America Acquisition Holdings, LLC, the principal initial stockholder of the Company, purchased a total of 2,075,000 warrants (“Founder Warrants”) at $1.00 per Warrant (for an aggregate purchase price of $2,075,000) privately from the Company. This purchase took place simultaneously with the consummation of the Offering. All of the proceeds received from this purchase were placed in the Trust Account. The Founder Warrants are identical to the warrants sold in the Offering, except that (i) the Founder Warrants are not subject to redemption, (ii) the Founder Warrants may be exercised on a cashless basis while the warrants included in the units sold in the Offering cannot be exercised on a cashless basis, (iii) upon an exercise of the Founder Warrants, the holders of the Founder Warrants will receive unregistered shares of our common stock, and (iv) subject to certain limited exceptions, the Founder Warrants are not transferable until they are released from escrow, as described below, which would only be after the consummation of a Business Combination.

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

At the special meeting of stockholders of the Company held on October 28, 2009, the Company’s stockholders approved the adoption of the 2009 Stock Option Plan (the “Plan”). The Plan provides for the issuance of a maximum of 1,200,000 shares of common stock in connection with the grant of options.

A summary of the Plan was provided in the Proxy Statement in the section entitled “The Incentive Plan Proposal” beginning on page 132.

6. Commitments and Related Party Transactions

As of September 30, 2009, the Company occupied office space provided by an affiliate of one of the Company’s founders. This affiliate agreed that, until the Company consummated a Business Combination, it would make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company agreed to pay such affiliate a total of $7,500 per month for such services. The Company recorded this fee as rent expense. For the nine month periods ended September 30, 2009 and 2008, and for the period from May 14, 2007 (inception) through September 30, 2009, the Company recorded $67,500, $67,500 and $174,194, respectively, in rent expense under this agreement.  Upon the consummation of the Acquisition the Company moved these activities to the personnel and facilities of Ultimate Escapes, eliminating these expenses.

The Company’s outside counsel agreed to waive claims against the Trust Account and to defer a portion of fees incurred until either a Business Combination was consummated or the Company was liquidated. In exchange for outside counsel taking this business risk, the Company agreed to reimburse outside counsel for fees incurred plus a premium in the event a Business Combination is consummated. Upon the consummation of the Acquisition on October 29, 2009, outside counsel settled all outstanding fees for $1,474,500.

7. Preferred Stock

The Company was initially authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  Under the Company’s Second Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on October 29, 2009, the Company is authorized to issue 20,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

On October 29, 2009 the Company filed with the Secretary of State of the State of Delaware a Certificate of Designation of Series A Preferred Stock (the “Certificate of Designation”) designating 14,556,675 shares of its authorized preferred stock as Series A Preferred Voting Stock (the “Series A Preferred Voting Stock”). The Certificate of Designation was approved by the Company’s board of directors.

This new Series A Preferred Voting Stock is entitled to one vote per share and to vote as a single class with the common stock on all matters. In addition, the holders of Series A Preferred Voting Stock have a separate right to vote as a single class on (a) amendments to the Second Amended and Restated Certificate of Incorporation that effect a division or combination of the Company’s common stock unless such amendment proportionately divides or combines the Series A Preferred Voting Stock, (b) the declaration of any dividend or distribution on the Company’s common stock (other than in connection with a dissolution and liquidation) on shares of the Company’s common stock unless a proportionate dividend or distribution is declared on the Series A Preferred Voting Stock and (c) a division or subdivision of the Series A Preferred Voting Stock into a greater number of shares of Series A Preferred Voting Stock or a combination or consolidation of the Series A Preferred Voting Stock.

The Series A Preferred Voting Stock is not entitled to receive any liquidation preference.  In the event of the Company’s liquidation, the holders of the Series A Preferred Voting Stock are only entitled to receive $0.001 per share, plus any accrued but unpaid dividends thereon, if any, pari passu with the holders of shares of the Company’s common stock, and nothing more. The shares of Series A Preferred Voting Stock are subject to transfer restrictions intended to cause such shares to be transferred only together with exchangeable units. The holders of Series A Preferred Voting Stock have no conversion, preemptive or other subscription rights and there are no sinking fund provisions applicable to the Series A Preferred Voting Stock.

For each membership unit of Ultimate Escapes issued to the Ultimate Escapes Owners and JDI in connection with the consummation of the Acquisition on October 29, 2009, the Ultimate Escapes Owners and JDI received one share of Series A Voting Preferred Stock (all of which shares of Series A Voting Preferred Stock were issued in the name of Mr. Tousignant, as Member Representative). At any time that any Ultimate Escapes Owner exchanges membership units of Ultimate Escapes for shares of the Company’s common stock, a like number of shares of Series A Voting Preferred Stock will be canceled.

8.  Deferred Acquisition Costs

Costs deferred at December 31, 2008 which related to a potential acquisition were charged to operations on January 1, 2009 upon the adoption of FASB ASC Topic 805.

9.  Fair Value of Financial Instruments

Effective January 1, 2008 the Company adopted FASB ASC Topic 820, Fair Value Measurements and Disclosures.  FASB ASC Topic 820 applies to all assets and liabilities that are being measured and reported on a fair value basis.  FASB ASC Topic 820 requires disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements.  This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values.  The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1:	Quoted market prices in active markets for identical assets or liabilities.

Level 2:	Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3:	Unobservable inputs that are not corroborated by market data.

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to FASB ASC Topic 820.  At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

	September 30, 2009
	Total	Level 1	Level 2	Level 3

Funds Held in Trust	$79,451,058	$79,451,058	$-	$-

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

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward looking statements due to a number of factors, including those set forth in the “Risk Factors” section of our Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 16, 2009 (the “Proxy Statement”), Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008 and elsewhere in this report. These factors as well as other cautionary statements made in this Quarterly Report on Form 10-Q, should be read and understood as being applicable to all related forward-looking statements wherever they appear herein. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our judgment as of the date hereof. We encourage you to read those descriptions carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law.

           The following discussion should be read in conjunction with our unaudited financial statements and related notes thereto included elsewhere in this report.

Organization and History

The Company was incorporated in Delaware on May 14, 2007 as a blank check company for the purpose of acquiring one or more domestic or international businesses operating in the homeland security industry (“Business Combination”).

On October 29, 2007, the Company completed its initial public offering (“Offering”), issuing 10,000,000 Units, consisting of one share of common stock and one warrant, at $8.00 per Unit.  The common stock and warrants began trading separately on January 18, 2008. Upon the closing of the Offering, $79,200,000 of the aggregate gross proceeds of $80,000,000 were placed in a trust account (“Trust Account”) and invested in United States government securities, pending completion of a Business Combination.  The investments in the Trust Account are accounted for as trading securities and are recorded at their market value of $79,451,058 at September 30, 2009. The net proceeds of the Offering not held in the Trust Account were permitted to be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, an aggregate of $1,000,000 of interest earned on the Trust Account balance was released to the Company to fund working capital requirements and an additional $150,000 of interest earned was released to the Company to repay a loan made to the Company by Secure America Acquisition Holdings, LLC. Additional funds were also released to fund tax obligations.

The Company’s Certificate of Incorporation provided that the Company would continue in existence only until 24 months from the date of the Offering and if the Company had not consummated a Business Combination by October 29, 2009, the Company would be dissolved and the funds in the Trust Fund distributed pro rata to shareholders. Following a special meeting of the Company’s stockholders and warrantholders on October 28, 2009, on October 29, 2009, the Company consummated a Business Combination, as described below under “Business Combination.”  Effective upon the consummation of the Business Combination, SAAC changed its name to Ultimate Escapes, Inc.

Previously, in the event that stockholders owning 30% or more of the shares sold in the Offering voted against a proposed Business Combination, the proposed Business Combination would not be consummated and any stockholder who voted against the Business Combination could demand that the Company convert his or her shares to cash, based on a pro rata portion of the Trust Fund. Accordingly, stockholders holding up to 2,999,999 shares sold in the Offering could seek conversion of their shares in the event of a Business Combination. Accordingly, a portion of the proceeds of the Offering (29.99% of the amounts placed in the Trust Account other than those related to deferred underwriters’ discounts and commissions) were previously classified as common stock subject to possible conversion in the Company’s balance sheet and a portion (29.99%) of the interest earned on the Trust Account, after deducting the amounts permitted to be utilized for tax obligations, loan repayment and working capital purposes, was recorded as deferred interest.

In connection with the stockholder approval of the Acquisition described below, holders of 2,709,261 shares elected to convert their shares to cash.  Accordingly, the amount classified as common stock subject to conversion has been adjusted as of September 30, 2009 to reflect the number of shares and the amount subsequently paid from the Trust Fund to such shareholders on conversion of their shares.

In addition to the above conversions, in connection with the Acquisition, the Company entered into forward contracts to purchase 6,031,831 shares of common stock for an aggregate consideration of $48,138,840.  As of September 30, 2009, that amount, which was subsequently paid from funds previously held in the Trust Fund on settlement of the forward contracts, has been re-classified from Stockholders’ Equity.

Business Combination

On October 29, 2009, SAAC consummated a business combination with Ultimate Escapes Holdings, LLC, a Delaware limited liability company (“Ultimate Escapes”), pursuant to a Contribution Agreement dated September 2, 2009, by and among SAAC, Ultimate Escapes, Ultimate Resort Holdings, LLC, a Delaware limited liability company (“Ultimate Resort”), and James M. Tousignant, in his capacity as the representative of the holders of the issued and outstanding membership interests of Ultimate Escapes and Ultimate Resort), as amended by Amendment No. 1 dated October 28, 2009 (the “Contribution Agreement”), whereby Ultimate Escapes became a subsidiary of SAAC (the “Acquisition”).  Effective upon the consummation of the Acquisition, SAAC changed its name to Ultimate Escapes, Inc.

The material terms of the Contribution Agreement, as well as a description of the Acquisition, were previously disclosed in the Proxy Statement, in the sections entitled “The Acquisition Proposal” beginning on page 73 and “The Contribution Agreement and Other Acquisition Agreements” beginning on page 89, and in the Forms 8-K filed by the Company with the Securities and Exchange Commission on October 29, 2009 and November 4, 2009.

Pursuant to the terms of the Contribution Agreement, the Company received 1,232,601 membership units of Ultimate Escapes.  Ultimate Resort and Private Escapes Holdings, LLC (the “Ultimate Escapes Owners”) and JDI Ultimate, L.L.C. (“JDI”) retained the remaining 7,556,675 membership units of Ultimate Escapes, which, under the terms of the Operating Agreement described below may be converted on a one-to-one basis into shares of the Company’s common stock.   Of such retained units, 717,884 units were deposited into escrow at the closing of the Acquisition to secure the indemnification obligations of the Ultimate Escapes Owners to the Company. Additionally, the Ultimate Escapes Owners and JDI are eligible to receive up to an aggregate of 7,000,000 additional membership units of Ultimate Escapes, convertible on a one-to-one basis into shares of the Company’s common stock, upon the achievement by the Company of certain Adjusted EBITDA milestones, as set forth in the Operating Agreement.  For each membership unit of Ultimate Escapes issued to Ultimate Escapes Owners or JDI the Member Representative will also receive one share of Series A Voting Preferred Stock of the Company.  At any time that any Ultimate Escapes Owner or JDI exchanges membership units of Ultimate Escapes for shares of the Company’s common stock, a like number of shares of Series A Voting Preferred Stock will be canceled.  Of the 7,556,675 membership units of Ultimate Escapes issued to the Ultimate Escapes Owners and JDI on October 29, 2009, 377,834 membership units were issued to Ultimate Resort in consideration of certain tax liabilities incurred by Ultimate Resort and its members in connection with the Acquisition. Upon consummation of the Acquisition, Ultimate Escapes became a subsidiary of the Company, and the business and assets of Ultimate Escapes and its subsidiaries are its only operations.

In connection with the Acquisition, the Company entered into forward contracts to purchase 6,031,831 shares of its common stock sold in its initial public offering in privately negotiated transactions from stockholders who would otherwise have voted against the Acquisition, for an aggregate purchase price of $48,138,840.  The closing of such purchases was settled immediately following the closing out of the funds that were held in the Company’s trust account and were released as a result of the consummation of the Acquisition.  In connection with such purchases, the Company paid a fee to a fund managed by Victory Park Capital Advisors, LLC of $123,974 for purchasing an aggregate of 1,561,380 shares from stockholders who would otherwise have voted against the Acquisition and exercised their conversion rights.

In connection with the Acquisition, on October 29, 2009, SAAC, Ultimate Escapes, Ultimate Resort, JDI and Private Escapes Holdings, LLC entered into an Amended and Restated Operating Agreement of Ultimate Escapes (the “Operating Agreement”), which provides for the management of Ultimate Escapes after the consummation of the Acquisition.

The Acquisition will be accounted for as a reverse merger, whereby Ultimate Escapes will be the continuing entity for financial reporting purposes and will be deemed, for accounting purposes, to be the acquirer of SAAC. In accordance with the applicable accounting guidance for accounting for a business combination as a reverse merger, Ultimate Escapes is deemed to have undergone a recapitalization, whereby it is deemed to have issued equity units to SAAC's common equity holders. Accordingly, although the Company, as the parent company of Ultimate Escapes, will be deemed to have legally acquired Ultimate Escapes, in accordance with the applicable accounting guidance for accounting for a business combination as a reverse merger, Ultimate Escapes’ assets and liabilities will be recorded at their historical carrying amounts (subject to the recording of Private Escapes assets and liabilities at fair value, as a result of the acquisition of those assets by Ultimate Escapes as described below), with no additional goodwill or other intangible assets recorded as a result of the accounting merger of Ultimate Escapes with SAAC.  The effects of recording the accounting for the reverse merger (which occurred on October 29, 2009) are not reflected in our condensed financial statements as of September 30, 2009 but the pro forma effects as of that date are discussed in Note 3 of the condensed financial statements.

Prior to the Acquisition, on September 15, 2009, Ultimate Resort contributed all of its assets and liabilities to its wholly-owned subsidiary Ultimate Escapes, in exchange for a majority ownership interest in Ultimate Escapes. The exchange of Ultimate Resort’s assets and liabilities was accounted for as a transaction between entities under common control, with no change in the basis of its assets and liabilities. For accounting purposes, Ultimate Resort was deemed to have undergone a recapitalization, whereby it was deemed to have issued equity units in Ultimate Escapes to its two owners, Ultimate Resort and JDI. Contemporaneously, Private Escapes contributed certain of its club properties, club members and other assets to Ultimate Escapes in exchange for a minority equity interest in Ultimate Escapes. The contribution of assets by Private Escapes to Ultimate Escapes was accounted for under the acquisition method of accounting in accordance with FASB Topic ASC 805.   See the Proxy Statement for additional information on this business combination.  The operations of Private Escapes are included in the pro forma financial information from the date of acquisition.

Results of Operations

Three month period ended September 30, 2009 compared with the three month period ended September 30, 2008

For the three month period ended September 30, 2009 and September 30, 2008, we had total income of $13,546 and $335,599, respectively, consisting of net interest income on investments held in trust and on cash balances maintained. The decrease in income in 2009 compared with 2008 was due primarily to a significant decline in interest rates, which reduced the interest earned on investments held in trust.

Total expenses for the three month period ended September 30, 2009 were $167,460 resulting in a net loss of $153,914 for this period. Total expenses for the three month period ended September 30, 2008 were $184,087, consisting of $89,257 in operating expenses and $94,830 in income tax expense.  We had net income of $151,512 for this period.

Nine month period ended September 30, 2009 compared with the nine month period ended September 30, 2008

For the nine month periods ended September 30, 2009 and September 30, 2008, we had total income of $113,803 and $1,230,354, respectively, consisting of net interest income on investments held in trust and on cash balances maintained. The decrease in income in 2009 compared with 2008 was due primarily to a significant decline in interest rates, which reduced the interest earned on investments held in trust.

Total expenses for the nine month period ended September 30, 2009 were $379,198, consisting of $454,099 in operating expenses and an income tax benefit of ($74,901).  We had a net loss of $265,395 for this period. Total expenses for the nine month period ended September 30, 2008 were $769,842, consisting of $480,564 in operating expenses and $289,278 in income tax expense.  We had net income of $460,512 for this period.

Period from May 14, 2007 (inception) through September 30, 2009

For the period from May 14, 2007 (inception) through September 30, 2009, we had total income of $1,932,589, consisting of net interest income on investments held in trust and on cash balances maintained. The interest income is stated net of interest income allocated to common shares that may be subject to conversion to cash at the time a Business Combination occurs.

Total expenses for this period were $1,486,414, consisting of $1,097,727 in formation and operating expenses and $388,686 in income tax expense.  We had net income of $446,176 for this period.

Liquidity and Capital Resources

Prior to the consummation of our initial public offering, our liquidity needs were satisfied through receipt of $25,000 in stock subscriptions from our initial stockholders and a loan of $150,000 from Secure America Acquisition Holdings, LLC.

The net proceeds from (i) the sale of the units in our initial public offering, after deducting offering expenses of approximately $713,000 (of which approximately $88,000 was paid from interest earned on amounts held in the trust account) and underwriting discounts and commissions of approximately $5,600,000, (ii) the sale of the founder warrants in a private placement which occurred immediately prior to the closing of our initial public offering for an aggregate purchase price of $2,075,000 and (iii) the $150,000 loan made to us by Secure America Acquisition Holdings, LLC, were approximately $76,000,000. This entire amount was placed in the trust account. An additional amount equal to 4.0% of the gross proceeds of our initial public offering, or $3,200,000, was also placed in the trust account to be used to pay the underwriters a deferred fee (or to be paid to public stockholders who elected to convert their common stock in connection with our initial business combination, as the case may be) upon the consummation of our initial business combination.

An aggregate of $1,000,000 of interest earned (net of taxes) on the trust account balance has been released to us to fund working capital requirements.   An additional $150,000 of interest earned (net of taxes) on the trust account balance was released to us to repay the loan made to us by Secure America Acquisition Holdings, LLC.

Through September 30, 2009, we had drawn $1,756,826 of the funds that may be used by us from the Trust Account to fund working capital requirements, to fund income tax payments and to repay loans made to us.

As a result of the Acquisition, the Company contributed its net cash (described above) to Ultimate Escapes.  Below is a summary of the material financing agreements of Ultimate Escapes.  Management believes that the proceeds from the acquisition and the loan agreements described below are sufficient to support its operations for the next twelve months.

CapitalSource Revolving Credit Line

The Company succeeded to an existing revolving line of credit between Ultimate Resort and CapitalSource for borrowings up to the lesser of a defined maximum amount or a defined borrowing base amount. The maximum amount available is $110 million through December 31, 2009, $108 million from January 1, 2010 through June 30, 2010, $105 million from July 1, 2010 through December 31, 2010 and $100 million from January 1, 2011 to the maturity date of April 30, 2011. The borrowing base amount is a percentage of the appraised value of all owned property encumbered by a mortgage in favor of CapitalSource. Through March 31, 2010, that percentage is 75%, from April 1, 2010 through December 31, 2010 it is 70% and from January 1, 2011 it is 65%.

Interest under the loan agreement is calculated on the actual days elapsed and the basis of a 360 day year and is payable monthly at the three-month LIBOR (approximately 0.28% at November 1, 2009) plus 5% per annum, subject to a floor of 8.75%.  An exit fee of $1.65 million is due on maturity or earlier if the loan is terminated for any reason. The maturity date may be extended at Ultimate Escapes’ request for two additional one year periods, provided there is no default under the loan agreement and on payment of an extension fee of 0.25% of the then maximum loan amount of $100 million. Except for payments required on the sale of a mortgaged property, no principal payments are due until maturity on April 30, 2011, except required cash payments of $2 million on December 31, 2009 (which has already been met), $3 million on June 30, 2010 and $5 million on December 31, 2010. If Ultimate Escapes exercises one or both of the extension options, cash payments are required of $5 million on each of June 30, 2011, December 31, 2011, June 30, 2012 and December 31, 2012. Ultimate Escapes may voluntarily prepay any part of the loan at any time but may terminate the loan agreement only by providing 30 days written notice and prepaying outstanding amounts in full.

Ultimate Escapes is required to meet certain covenants as defined in the loan agreement, including:

•
Maintain either (1) a restricted cash balance of not less than six months debt service, or (2) a debt service coverage ratio of 1.25 to 1.00, based on the ratio of Adjusted EBITDA for the immediately preceding 12 calendar months, to debt service (excluding balloon maturities of indebtedness) on a consolidated basis for the immediately preceding 12 calendar months;

•	Maintain a leverage ratio between debt and consolidated tangible net worth of no more than 3.5:1;

•	Remain in compliance at all times with applicable requirements as to ratio of the number of properties to members or “equivalent members”, as set forth in the applicable club membership plans;

•
For the years ending December 31, 2009 and 2010, the consolidated net loss must not exceed $10,000,000 and $5,000,000, respectively, and for the year ending December 31, 2011 and each succeeding year, the consolidated net income must be not less than $1; and

•	The debt ratio (aggregate mortgage financing to the aggregate appraised value for all owned property) on a consolidated basis must not exceed 80%.

In addition to various covenants, the CapitalSource loan agreement contains customary events of default that would permit CapitalSource to accelerate repayment of amounts outstanding, including failure to pay any amounts outstanding under the loan agreement when due, insolvency, judgment or liquidation, failure to pay other borrowed money in excess of $500,000, failure to comply with the terms and conditions of the loan agreement, suspension of the sale of club memberships, termination of any club or club membership plan, failure to pay (without CapitalSource’s consent) any amounts due to a resigning club member in accordance with the terms of his or her club membership agreement and a change in Ultimate Escapes’ management (as defined in the loan agreement).  In addition, a portion of the collateral of the loan consists of all of the outstanding units of Ultimate Escapes which were pledged by the Company, JDI and the Ultimate Escapes Owners in connection with the consummation of the Acquisition.

JDI Second Mortgage

On April 30, 2007, Ultimate Resort along with other borrowers issued a $10,000,000 note payable to JDI, which at the time was a minority owner of Ultimate Resort and is now a member of Ultimate Escapes (the “JDI Second Mortgage”).  The JDI Second Mortgage has a ten year term, with interest payable quarterly at 5% per annum and no principal payments are due until maturity on April 30, 2017. The JDI Second Mortgage, which is subordinate to the revolving loans from CapitalSource, is collateralized by a second security interest in the assets of the borrowers and in certain real property.

On October 29, 2009, JDI released Ultimate Resort from its obligations under the JDI Second Mortgage, and concurrently assigned its interest in the JDI Second Mortgage, as lender, to Ultimate Resort.  The financial terms of the note remain unchanged.

Kederike Loan Agreement

Private Escapes Pinnacle, LLC, a subsidiary of Private Escapes (which was acquired by Ultimate Escapes on September 15, 2009), borrowed $3.75 million from Kederike, LLC (“Kederike”), an entity in which Richard Keith, our Chairman, is a 50% owner, pursuant to a loan agreement dated June 1, 2006, as subsequently amended. The loan proceeds were used to pay a portion of the purchase price for the acquisition of four properties. Interest accrues on the loan at a rate equal to 1.5 percentage points over the interest rate applicable to the primary bank loan financing the acquisition of the properties. In addition, Kederike was paid a loan fee of $250,000 that was earned upon origination, has been paid loan extension and similar fees totaling $86,806, and is entitled to receive, upon the earlier of the sale of a property or the request of Kederike commencing three years after the acquisition of the property, 50% of the then-current fair market value of the property, less (i) the original purchase price of the property and (ii) 2.5% of such fair market value. The total amount of interest paid under the loan was $477,916 through June 30, 2009. The maturity date of the loan was October 15, 2009; however, the parties are in the process of negotiating an extension of the maturity date.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons, also known as special purpose entities.

Unaudited Adjusted GAAP Pro Forma Operating Results of Ultimate Escapes

Ultimate Escapes uses an adjusted revenue calculation as an integral part of its internal financial management reporting and planning process, based on adjusted GAAP revenue recognition. The non-refundable portion of new membership fees (member initiation fees) is recognized over the ﬁrst 18 months of membership, with the remaining membership fee amortized over 10 years, rather than the full amount of the membership fee (including the non-refundable portion) being recognized over the ten-year expected life of the membership, as is reﬂected in Ultimate Escapes’ GAAP ﬁnancial statements. Club members cannot resign within the ﬁrst 18 months of membership. Because the member initiation fee is non-refundable, Ultimate Escapes believes that treating the non-refundable initiation fee as earned over that 18 month period better reﬂects the actual performance of the business and the actual contractual terms of its membership plan.

	Three months ended		Nine months ended
	September 30,		September 30,
(All numbers in thousands)	2009 (1)	2009 (2)	2009 (1)	2009 (2)
Total revenues	$6,278	$9,653	$23,034	$33,346
Net income (loss)	$(2,640)	$556	$(4,701)	$3,186
Basic and diluted net income (loss) per share	$(0.31)	$0.07	$(0.56)	$0.38
Basic and diluted weighted average shares (3)	8,412	8,412	8,412	8,412

(1)	GAAP revenue recognition.

(2)	Adjusted GAAP revenue recognition.

(3)
Pro forma earnings per share (EPS), basic and diluted, are based on the weighted average number of shares of common stock.  Earnings per share is computed by dividing income (loss) by the weighted-average number of shares of common stock outstanding during the periods:

SAAC shares after IPO issuance	12,500,000
SAAC shares forfeited by SAAC founders(i)	(2,185,295)
SAAC shares subject to conversion	(2,709,261)
SAAC shares repurchased	(6,031,831)
Subtotal of SAAC shares outstanding	1,573,613
Shares issued as purchase consideration to Ultimate Escapes(ii)	7,556,675
Less escrowed shares (iii)	(717,884)
Total shares (iv)	8,412,404

(i)	The founders agreed to retain only 20% of SAAC's outstanding shares thereby returning these shares from the 2,500,000 shares they originally purchased at founding.
(ii)	The effect of the potential issuance of the 7,000,000 earn-out units to the current Ultimate Escapes' equity members is not reflected in these pro forma outstanding shares.
(iii)
The 717,884 of escrowed shares have not been included in outstanding shares for EPS purposes because they are contingently issuable shares that will only be released if the conditions of the indemnification agreement are met.

(iv)
Potentially dilutive securities of 10,000,000 warrants (included within the units sold in the IPO) and 2,075,000 warrants purchased by the founders have been excluded from the computation of diluted net income (loss) per share, because such warrants would be contingently exercisable.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide information required by this item.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2009. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as such term is defined in Rules 13a-15 and 15d-15 of the Exchange Act.

PART II.                      OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2009, we are not subject to any material legal proceedings.  From time to time, however, we and/or our subsidiaries may become involved in litigation and other legal proceedings relating to claims arising from our operations in the normal course of business, including claims involving membership disputes.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide information required by this item.  However, in addition to the other information set forth in this report, you should carefully consider the factors discussed in the section titled “Risk Factors” in the Proxy Statement, which are incorporated herein by reference. These risk factors could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None during the period covered by this Report.  However, see the Proxy Statement and the Company’s  Current Reports on Form 8-K filed with the Securities and Exchange Commission on October 29, 2009 and November 4, 2009 concerning the Company’s special meeting of stockholders and warrantholders held on October 28, 2009.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation(1)
3.2	Second Amended and Restated Certificate of Incorporation(2)
3.3	Certificate of Designation of Series A Preferred Stock(2)
3.4	Bylaws(3)
10.1
Contribution Agreement, by and among Secure America Acquisition Corporation, Ultimate Resort Holdings, LLC, Ultimate Escapes Holdings, LLC and the member representative of Ultimate Escapes Holdings, LLC, dated as of September 2, 2009(4)

10.2
Founders Letter Agreement, by and among Secure America Acquisition Holdings, LLC, S. Kent Rockwell, Asa Hutchinson, Philip A. McNeill, Brian C. Griffin, Mark A. Frantz, Ultimate Escapes Holdings, LLC and Secure America Acquisition Corporation, dated as of August 31, 2009(4)

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s registration statement on Form S-1/A filed on October 12, 2007 (File No. 333-144028).
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 4, 2009.
(3)	Incorporated by reference to the Company’s registration statement on Form 8-A filed on October 15, 2007.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 3, 2009.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTIMATE ESCAPES, INC.

Date: November 23, 2009	By:	/s/ James M. Tousignant
James M. Tousignant, Chief Executive Officer
(Principal Executive Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation(1)
3.2	Second Amended and Restated Certificate of Incorporation(2)
3.3	Certificate of Designation of Series A Preferred Stock(2)
3.4	Bylaws(3)
10.1
Contribution Agreement, by and among Secure America Acquisition Corporation, Ultimate Resort Holdings, LLC, Ultimate Escapes Holdings, LLC and the member representative of Ultimate Escapes Holdings, LLC, dated as of September 2, 2009(4)

10.2
Founders Letter Agreement, by and among Secure America Acquisition Holdings, LLC, S. Kent Rockwell, Asa Hutchinson, Philip A. McNeill, Brian C. Griffin, Mark A. Frantz, Ultimate Escapes Holdings, LLC and Secure America Acquisition Corporation, dated as of August 31, 2009(4)

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s registration statement on Form S-1/A filed on October 12, 2007 (File No. 333-144028).
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 4, 2009.
(3)	Incorporated by reference to the Company’s registration statement on Form 8-A filed on October 15, 2007.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 3, 2009.