Form 10-K
period 2009-12-31
Ultimate Escapes, Inc.
filed 2010-04-15
CIK 1402364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

COMMISSION FILE NUMBER   001-33743

ULTIMATE ESCAPES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0188408

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3501 West Vine Street, Suite 225
Kissimmee, Florida 34741
(Address of principal executive office)
(Zip code)
(407) 483-1900
(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Exchange Act:

Common Stock, $0.0001 par value per share

Common Stock Purchase Warrants

Securities registered pursuant to section 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.          Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.          Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2009, the last business day of the registrants’ most recently completed second fiscal quarter, the aggregate market value of their common equity held by non-affiliates was $58,852,988 based on the closing sales price of the registrant’s common stock of $7.75 per share on June 30, 2009. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.
The number of shares outstanding of the registrant’s Common Stock, par value $0.0001 per share, as of March 31, 2010:  2,517,793

Documents Incorporated by Reference

None

ULTIMATE ESCAPES, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009
TABLE OF CONTENTS

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K constitute forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “potential,” “intend” or similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, business strategy and means to implement the strategy, the amount and timing of capital expenditures, the likelihood of our success in building our business, financing plans, budgets, working capital needs and sources of liquidity.  We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to predict accurately or over which we have no control.

Forward-looking statements, estimates and projections are based on management’s beliefs and assumptions, are not guarantees of performance and may prove to be inaccurate. Forward-looking statements also involve risks and uncertainties that could cause actual results to differ materially from those contained in any forward-looking statement and which may have a material adverse effect on our business, financial condition, results of operations and liquidity. A number of important factors could cause actual results or events to differ materially from those indicated by forward-looking statements. These risks and uncertainties include, but are not limited to, those factors listed in this Report under “Risk Factors.”

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual future results to differ materially from those projected or contemplated in the forward-looking statements.

All forward-looking statements included herein attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable laws and regulations, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. You should be aware that the occurrence of the events described in the “Risk Factors” section and elsewhere in this Report could have a material adverse effect on us.

PART I

ITEM 1.   BUSINESS

Ultimate Escapes, Inc. (“we”, “us”, “our” or “the company”) operate a family of luxury destination club offerings, including Elite ClubTM, Signature ClubTM and Premiere Club TM , with over 1,200 affluent club members. We provide club members and their families with flexible access to a growing portfolio of multi-million dollar club residences, exclusive member services and resort amenities. We believe that we offer our club members access to more club destinations than any other luxury destination club in the world, with over 140 luxury club residences in 45 global destinations available in the mainland United States and Hawaii, Mexico, Central America, the Caribbean and Europe as of December 31, 2009. Elite Club properties target approximately $3 million in value, Signature Club properties target approximately $2 million in value and Premiere Club properties target approximately $1 million in value. As of December 31, 2009, we had 433 Elite Club members, 545 Signature Club members and 236 Premiere Club members. The majority of the properties are owned by us, and the others are leased on either a long or short term basis. All of the properties owned by us are subject to one or more mortgages. Of the 37 properties leased by us as of December 31, 2009, 27 were subject to long-term leases and ten were subject to short-term leases (including two short-term leases in which Private Escapes Holdings, LLC (“PE Holdings”), an affiliate of ours, is the lessor).

We combine the privacy and intimacy of multi-million dollar residences in a wide variety of global resort destinations with “white glove” member concierge services and club amenities. Our management believes that we offer a unique and compelling value proposition that is a cost effective vacation alternative for a large, affluent target market that Spectrem Group estimates at year end 2008 included approximately 6.7 million “millionaires” in the United States with assets of at least $1 million and approximately 840,000 “pentamillionaires” in the United States with assets of at least $5 million. For the consumer market, a club membership offers a more flexible, efficient and cost effective vacation alternative as compared with the high costs, inefficiencies and hassles of second home ownership in this cost range, the expense, uncertainties and time-consuming effort to rent luxury villas in the United States and international markets or the high costs and typical small rooms of luxury hotels. For the corporate market, our corporate membership option targets the growing multi-billion dollar corporate reward and incentive market, and offers corporations an affordable, flexible corporate reward and incentive program for top performing employees, senior executives, board members, key advisors, existing customers and new prospects.

In addition to providing club members with flexible access to a portfolio of over 140 luxury club residences in 45 global destinations as of December 31, 2009, we provide our club members with preferred access to over 140 four and five-star hotel properties and resorts affiliated with The Ultimate Collection TM , offering club members access to hundreds of beach, mountain, golf, metropolitan and leisure club properties in world-class resorts and destinations throughout the world. With multiple club offerings and various club membership levels in each club, we believe that we have the widest market appeal in the destination club industry.

Club members join us by paying a one-time, membership fee (similar to a golf club membership) currently ranging from $70,000 to $450,000, depending on the club level and membership usage plan. Club members also pay annual dues currently ranging from $8,000 to $49,000 per year, again based on the corresponding club level and membership usage plan. In addition to annual dues, additional revenues are derived from upgrades, additional use fees and reciprocity fees from third party operations. As currently structured, if a club member resigns from the club, his or her club membership is redeemed on a three-in, one-out basis, which means that three new club members must join the club before a current club member who desires to resign from the club will have his or her club membership redeemed. Such redeemed club member typically receives 80% of the club membership resale proceeds with us retaining a 20% transfer fee. This redemption mechanism is common in private country clubs and has also been adopted by most destination clubs.

We also offer an Ultimate DiscoveryTM “trial membership” whereby qualified club prospects or club member referrals can purchase a seven-day “mini-vacation package” for an average of $3,500 and experience the club as an authorized guest at one of our club properties within six months of purchasing an  Ultimate Discovery  trial membership. If the trial member purchases an Ultimate Escapes lifetime membership within 30 days of completing the Ultimate Discovery vacation experience, then 100% of the fee paid for the Ultimate Discovery trial membership is applied toward the purchase of the lifetime membership.

In 2008, we launched the Ultimate Reciprocity ProgramTM, an affiliate club membership reciprocity program targeting a growing market estimated by Ragatz Associates to consist of approximately 50,000 fractional and private residence club owners at hundreds of private residence clubs and luxury fractional ownership resorts in the United States, Mexico, Central America, the Caribbean and Europe. The Ultimate Reciprocity Program offers participating luxury resorts the opportunity to offer their shared-use owners an affiliate club membership that provides annual reciprocity access to our global club properties, affiliate member services and club amenities; this program provides owners at participating luxury resorts with reciprocal access to over 140 club properties offered by us in the continental United States, Hawaii, Mexico, Central America, the Caribbean and Europe. Participating resort developers sign multi-year reciprocity agreements with us and pay an upfront affiliate resort developer fee depending on resort size. In addition, participating resorts pay a one-time affiliate member fee of $3,000 for each shared-use owner that participates at each affiliated resort, which fee includes the affiliate club member’s first year annual dues. Affiliate club members also pay us a $250 transaction fee for each reciprocity transaction executed within our reservation system, and each affiliate club member continues to pay its affiliate member annual dues beginning in the second year of its affiliate club member reciprocity agreement with us.

Participating developers and shared-use owners contribute up to two weeks per year of participating shared-use ownership inventory into our proprietary web-based reservation system, providing over 1,200 club members with additional benefits, including expanded access to new destinations and affiliated resorts generally at no additional cost. The Ultimate Reciprocity Program also provides participating luxury resort developers with custom-designed websites developed and hosted by us that offer affiliate resort developers and their club members online information about our destinations, club properties, affiliate member services and on-line availability, leveraging our advanced web-based technology platform.

Participating resorts have access to a variety of our reciprocity services designed to help improve developer real estate sales performance, owner retention and owner referrals. Additionally, we offer participating resorts an opportunity to differentiate their shared ownership offerings from other non-affiliated resorts, helping to increase participating resort developer’s sales and maintain higher price points. To participating resort developers, bundling the Ultimate Reciprocity Program  with luxury shared ownership real estate creates a unique “hybrid” offering that greatly expands the number of luxury resort destinations and club properties that affiliate club members can book reservations and travel to.

Resorts that participate in the Ultimate Reciprocity Program receive increased market exposure from a base of over 1,200 affluent club members and their family and friends, some of whom also explore purchasing additional vacation real estate while traveling to club destinations. In addition, participating resorts benefit from reciprocal reservations booked by our club members and their guests, who on average spend between $5,000 and $10,000 per vacation on food, drinks, golf, spa, entertainment and shopping when traveling to various club properties and affiliated properties.

The destination club industry has gone through dramatic changes and a period of rapid consolidation over the last few years, which has led to fewer, larger destination clubs that have achieved operating efficiencies as a result of scalable, sustainable business models, experienced management teams, strong capital bases, financial transparency and affordable access to high quality club member services in the wide variety of global destinations.

We believe that the two largest clubs in the industry, as measured by numbers of members, are Exclusive Resorts and our company, with a combined 82% global market share in the destination club industry, as noted in the chart below, which shows the number of club members in various destination clubs and market share, based on industry data available to us as of December 2009.

We were structured to be more affordable than other luxury consumer vacation travel options and business incentive travel options, including second home ownership, while simultaneously offering equal or superior benefits (especially for anyone requiring flexible access to private homes with multiple bedrooms for friends and family). For individual club members, we eliminate the burdens of owning one or multiple second homes and the uncertainties and expense of renting different homes or villas in multiple United States and international markets. For corporations, we offer a more affordable, flexible corporate reward and incentive program for top performers, key advisors, key employees and important customers and prospects.

We operate a proprietary occupancy model that provides club members with flexible access and reasonable availability, principally by maintaining a low 6-to-1 equivalent member-to-property ratio and purposely under-utilizing each club property, targeting annual club occupancy of 75% or less.  An equivalent member is a member who has a 60 day annual plan. For all club properties, occupancy was 57% during 2008 and 61% during 2009. We charge a one-time membership fee to join the club that we believe is generally lower than the typical down payment for a single second home property, and charge annual dues that are generally a fraction of the cost of owning and operating a single $1 – $3 plus million second home.

We have focused on the creation of a unique brand supported by a valuable portfolio of luxury properties in some of the world’s premier resort and urban destinations. These luxury properties target the affluent family vacationer. We believe that this affluent segment is particularly well-positioned for future growth.

We differentiate ourselves from our competitors with the widest offerings in the destination club industry, with multiple clubs each offering five tiers of club membership plans. The breadth of this offering provides our club members with multiple upgrade paths, both in terms of use rights and club levels. Our club membership provides club members with internal reciprocity use within all club properties, which in some cases requires a nightly reciprocity fee for members in Premiere Club or Signature Club to reserve residences in more expensive clubs (for example, Premiere Club members reserving Elite Club residences through internal reciprocity). The flexibility allows club members to grow and change with the club, while providing incremental revenues streams to us.

James M. Tousignant, the founder of Ultimate Resort, LLC (“Ultimate Resort”) and our President and Chief Executive Officer, and Richard Keith, the founder of Private Escapes Destination Clubs (“Private Escapes”) and our Chairman, along with many other members of our management team, have worked together for many years and have over 100 years of collective experience building and managing public and private companies.

History

We were formed on May 14, 2007, as a blank check company for the purpose of acquiring, or acquiring control of, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, one or more domestic or international operating businesses. We changed our name from “Fortress America Acquisition Corporation II” to “Secure America Acquisition Corporation” on August 6, 2007 and on October 29, 2009 changed our name to “Ultimate Escapes, Inc”.

On October 29, 2009, we consummated a business combination with Ultimate Escapes Holdings, LLC (“Ultimate Escapes Holdings”), pursuant to a Contribution Agreement dated September 2, 2009, by and among us, Ultimate Escapes Holdings, Ultimate Resort Holdings, LLC (“Ultimate Resort Holdings”) and James M. Tousignant, in his capacity as the representative of the holders of the issued and outstanding ownership units of Ultimate Escapes Holdings and Ultimate Resort Holdings (the “Owner Representative”), as amended by Amendment No. 1 dated as of October 28, 2009 (the “Contribution Agreement”). Although we legally acquired Ultimate Escapes Holdings and it became our subsidiary, for accounting purposes, the business combination with Ultimate Escapes Holdings was accounted for as a reverse merger (the “reverse merger”), whereby Ultimate Escapes Holdings is the continuing entity for financial reporting purposes and is deemed, for accounting purposes, to have acquired us.

In accordance with the Contribution Agreement, we received 1,232,601 ownership units of Ultimate Escapes Holdings. The owners of Ultimate Escapes Holdings prior to the reverse merger, consisting of Ultimate Resort Holdings, PE Holdings and JDI Ultimate, L.L.C. (“JDI”) (collectively, the “UE Owners”) retained the remaining 7,556,675 ownership units of Ultimate Escapes Holdings, which, under the terms of the amended and restated operating agreement of Ultimate Escapes Holdings (the “Operating Agreement”) may be converted on a one-to-one basis into shares of our common stock.  These 7,556,675 ownership units are held as follows: 3,858,571 units by Ultimate Resort Holdings, 3,123,797 units by JDI and 574,307 units by PE Holdings. Of such retained units, 717,884 units were deposited into escrow at the closing of the reverse merger to secure the indemnification obligations of the UE Owners to us. Additionally, the UE Owners are eligible to receive up to an aggregate of 7,000,000 additional ownership units of Ultimate Escapes Holdings, convertible on a one-to-one basis into shares of our common stock upon the achievement of certain Adjusted EBITDA milestones, as set forth in the Operating Agreement. For each ownership unit of Ultimate Escapes Holdings issued to the UE Owners, the Owner Representative also received one share of our Series A Voting Preferred Stock. At any time that any UE Owner exchanges ownership units of Ultimate Escapes Holdings for shares of our common stock, a like number of shares of Series A Voting Preferred Stock will be canceled. Upon consummation of the reverse merger, Ultimate Escapes Holdings became our subsidiary, and the business and assets of Ultimate Escapes Holdings and its subsidiaries are our only operations.

Ultimate Escapes Holdings was founded in 2004, as Ultimate Resort, by Mr. Tousignant to address what he perceived was an emerging and underserved segment of the luxury shared-use market — the high-end “luxury destination club.” Mr. Tousignant has over 20 years of management experience, including with entrepreneurial ventures and public companies.

Since its inception in 2004, Ultimate Resort grew rapidly to become one of the largest players in the destination club industry. Recognizing that achieving “critical mass”, which it viewed as having at least 800 to 1,000 club members, is a key component to operating a successful destination club business model, Ultimate Resort aggressively pursued a two-tiered growth strategy of organic growth combined with strategic transactions to reach critical mass quickly.

In May 2007, Ultimate Resort Holdings acquired all of the assets and business of its parent company, Ultimate Resort, and purchased certain real estate assets for approximately $105 million in federal bankruptcy court as a result of the 2006 bankruptcy of Tanner & Haley. To finance the acquisition of the real estate assets, secured debt financing was obtained from CapitalSource Finance, a NYSE-listed specialty lender. In addition, new club membership agreements were signed with 645 previous Tanner & Haley club members. In February 2008, additional real estate assets were purchased for $12 million from Ventures Equity Vacation Club and new club membership agreements were signed with 19 previous club members of Ventures Equity Vacation Club.

In May 2008, Ultimate Resort Holdings signed a cooperative marketing agreement and a definitive contribution agreement to acquire certain assets and assume certain liabilities from Private Escapes, including club properties of approximately $50 million, located in 28 beach, mountain, golf and metropolitan destinations throughout the continental United States, Hawaii, Mexico, Central America, the Caribbean and Europe. Private Escapes was founded by our Chairman, Richard Keith, in 2003 and became a market leader at the one million dollar home entry level category and, over several years of operations, became the industry’s third largest destination club as measured by number of club members, according to HalogenGuides. Also in May 2008, Ultimate Resort Holdings began operating its business under the “Ultimate Escapes” brand name.

On September 15, 2009, Ultimate Resort Holdings contributed all of its assets and liabilities to Ultimate Escapes Holdings and, on the same date, Ultimate Escapes Holdings completed the acquisition of a majority of the assets of Private Escapes. On October 29, 2009, we completed the reverse merger business combination with Ultimate Escapes Holdings.

Industry

Luxury destination clubs first started to appear in the market in 1999 and since then have become the second largest segment of the $1.5 billion luxury shared-use vacation market in 2008, according to Ragatz Associates. The luxury shared-use vacation market includes destination clubs, traditional fractional interests and private residence clubs. Destination clubs differ from traditional fractional interests and private residence clubs in a number of ways. The destination club and fractional industry business models are fundamentally based on the purchase of either a deeded real estate interest (timeshare/fractional) or some form of member use right to access a collection of various club properties and destinations (destination club). Within the fractional and destination club umbrella, there are a variety of approaches, classified into the following three categories:

•
Traditional Timeshare Interval Week Ownership — The consumer purchases a deeded real estate interest to a specific week at a specific resort. This specific week purchased may then be exchanged through internal and/or external exchange systems (such as RCI LLC or Interval, Leisure Group, Inc.), either for a different interval week from another owner or, in some cases, for an exchange credit. The traditional timeshare product structure has been successful with low-to-medium income consumers, but has not been a preferred choice by high-income, affluent consumers looking for a luxury vacation experience, and, in our view, is not a competitive offering for affluent consumers, as compared to new luxury vacation lifestyle products like destination clubs being introduced to the market. Timeshare units are generally smaller (1 – 2 bedroom, 1,200 square feet), with modest furnishings and finishes and are generally thought to be over-priced, hard to resell by owners and less flexible from the consumer’s point of view.

•
Fractional Ownership/Private Residence Clubs — Similar to the traditional timeshare interval week system, the fractional or private residence club owner typically purchases a higher quality fractional unit that generally provides a larger deeded fractional interest, typically a one-sixth, one-tenth or one-twelfth deeded ownership interest in a particular fractional unit. Originally started in and around seasonal ski areas, this product’s pricing and use structure is generally based on seasonal usage patterns and owner use is typically planned nine to twelve months in advance.

•
Destination Club Membership — Destination clubs generally offer non-equity, right-to-use club memberships that are structured more like membership in a private country club. Destination clubs sell club memberships that enable a club member to use the club’s homes, amenities and club member services for a specified amount of time, typically two to six weeks per year. They also provide their club members with access to fully furnished, luxury one to six bedroom residences in any of the club’s portfolio of residences. In addition, destination clubs typically provide many of the amenities of a luxury five-star hotel, including personal concierge services and access to private beaches, spas, golf courses, ski resorts and yacht clubs. Destination clubs have grown to $349 million in annual revenue in 2008, according to Ragatz Associates, appealing to affluent club members who have exclusive use of a growing portfolio of beautiful club homes, easy and flexible access, reasonable long-term value and a superior level of member services and resort amenities.

Growth Strategy

Our objective is to achieve significant EBITDA and revenue growth over the next several years. Key elements of our future growth strategy include:

•	Expand Organic Sales by:

•	Increasing brand awareness and marketing spend to generate new club membership sales

•	Increasing club member referrals through member events held in major metropolitan markets

•	Increasing sales staff in major cities throughout North America and internationally

•	Expanding corporate membership sales programs

•	Encouraging club member upgrades with regular incentive programs

•	Pursue Additional Acquisitions: Less expensive to buy existing clubs and properties than build, due to historically lower club member acquisition costs and real estate costs.

•	Global Expansion in:

•	Europe

•	Asia

•	Marketing Partnerships/Joint Ventures with Hospitality REITS

•	“Private Label” Offerings with Resort and Hospitality Brands

Club Membership Plans and Benefits

We offer multiple club membership plans divided into three club tiers designated Premiere, Signature and Elite, that provide club members between 14 and 60 days of use annually at a unique collection of club and affiliate destinations located around the world. Our destination properties are located in or near markets with global tourist and business appeal that offer club members a world class vacation experience. By combining the best elements of multi-million dollar single family residences with world class amenities and concierge service, management believes it has created the best and most cost-effective option for access to luxury second-home ownership available in the market today.

Premiere Club TM

Premiere Club membership plans range from the Bronze plan, with an initial membership fee of $70,000 and $8,000 in annual dues for 14 days of annual vacation use, up to the  Platinum Plus  plan, with an initial membership fee of $150,000 and $17,000 in annual dues for 60 days of annual vacation use. All of our club membership plans include extended family use for maximum value and flexibility, as club members may grant access to their unaccompanied family members (age 21 and over) for any amount of their given annual use. Each home in the Premiere Club portfolio is designed to accommodate families with children of all ages.  Premiere Club properties have a target home value of approximately $1 million. The club allows its members to upgrade their club membership plans as their vacation needs evolve every year.

Signature Club TM

Signature Club membership plans range from the Bronze plan, with an initial membership fee of $145,000 and $11,500 in annual dues for 14 days of annual vacation use, up to the  Platinum Plus  membership plan, with an initial membership fee of $300,000 and $35,500 in annual dues for 60 days of annual vacation use. All of our club membership plans included extended family use for maximum value and flexibility, as club members may grant access to their unaccompanied family members (age 21 and over) for any amount of their given annual use. Each home in the Signature Club portfolio is designed to accommodate families with children of all ages.  Signature Club properties are generally larger than homes in the Premiere Club and have a target home value of approximately $2 million. The club allows its members to upgrade their club membership plans as their vacation needs evolve every year.

Elite Club TM

Elite Club membership plans range from the Bronze plan, with an initial membership fee of $200,000 and annual dues of $16,000 for 14 days of annual vacation use, up to the Platinum Plus plan, with an initial membership fee of $450,000 and $49,000 in annual dues for 60 days of annual vacation use. All of our club membership plans included extended family use for maximum value and flexibility, as club members may grant access to their unaccompanied family members (age 21 and over) for any amount of their given annual use. Each home in the Elite Club portfolio is designed to accommodate families with children of all ages.  Elite Club properties are generally larger than homes in the Premiere Club and Signature Club and are of the highest standards, with target home values of approximately $3 million and the club allows club members to upgrade their club membership plans as their vacation needs evolve every year.

Members of any club membership plan can add a “corporate option” to their club membership for an additional 10% of their club membership and annual dues. This allows the club member to designate any key executives, employees, customers and business prospects (21 and over) to use the club unattended by the primary club member. The corporate use option has proven to be a valuable tool for employee rewards and retention programs.

The Ultimate Collection TM

The Ultimate Collection provides club members with access to over 140 luxury four and five-star hotels in many of the world’s most desirable cities and resorts throughout the United States, Europe, Asia, the Middle East, Central America and South America, Africa and Australia. Club members can make reservations at any of the beautiful luxury hotels in exciting cities and resorts, using up to seven of the club membership “included days” each year, as if a club member was using club properties.

Ultimate Rewards Program TM

The Ultimate Rewards Program is the destination club industry’s first club membership rewards points program which rewards club members who recommend a friend, family member or business colleague for club membership if they subsequently join us. Club members can redeem reward points for extra club days, annual dues, private yacht and jet charters, private chef services, trips to special events and much more.

Smart Home Technology

We have invested in developing a proprietary web-based technology platform and we are planning to begin using “smart home” technology to improve our ability to manage club properties, reduce energy and water consumption and provide club members with a safer and more comfortable experience and home environment.

Seasonality

Our business, like most organizations in the travel industry, is subject to seasonal activity. The chart below shows overall club occupancy by month for 2009 and this seasonality pattern is typical for historical years as well. High travel seasons are typically January through March for winter vacations and June through August for summer vacations. A key factor is the school calendar, for those club members with children still living at home, which creates greater occupancy pressure during holiday periods. Seasonality also varies by type of destination. For example, club mountain properties are typically heavily occupied during the ski season, yet tend to remain vacant during the “shoulder seasons” (April through early June and September through December) resulting in an annualized occupancy of 40 – 45%. Conversely, club city destinations are typically not seasonal due to both business and pleasure trips, consistently generating month-over-month club occupancies in the 80 – 90% range.

2009 Seasonality

Regulation

Our business is subject to and affected by international, federal, state and local laws, regulations and policies, which are subject to change. The descriptions of the laws, regulations and policies that follow are summaries of those which we believe to be most relevant to our business and do not purport to cover all of the laws, regulations and policies that affect our businesses. We believe that we are in material compliance with these laws, regulations and policies.

•
Marketing Operations. Our club products are marketed through a number of distribution channels, each of which is regulated at the federal and state level. Such regulations may limit our ability to solicit new customers or to market additional products or services to existing customers. For example, to comply with state and federal “do not call” regulations, we have adopted processes to routinely identify and remove phone numbers listed on the various “do not call” registries from our calling lists and have instituted procedures for preventing unsolicited or otherwise unauthorized telemarketing calls. We have similarly adopted email messaging practices, and utilize various software systems responsive to the requirements of various state and federal regulations which may place limitations on our ability to engage our consumers in electronic mail marketing campaigns, most notably, the CAN-SPAM Act, which imposes various requirements on the transmission of e-mail messages whose primary purpose is to advertise or promote a commercial product or service. Further we have placed an emphasis on permission-based marketing and referrals.

•
Privacy and Data Collection.  The collection and use of personal data of our customers, as well as the sharing of our customer data with affiliates and third parties, are governed by privacy laws and regulations enacted in the United States and in other jurisdictions around the world. For instance, several states have introduced legislation or enacted laws and regulations that require compliance with standards with standards for data collection and protection of privacy and, in some instances, provide for penalties for failure to notify customers when the security of a company’s electronic/computer systems designed to protect such standards are breached, even by third parties. Other states, such as California, have enacted legislation that requires enhanced disclosure on Internet web sites regarding consumer privacy and information sharing among affiliated entities or have such legislation pending. In addition, the European Union Directive on Data Protection requires that, unless the use of data is “necessary” for certain specified purposes, including, for example, the performance of a contract with the individual concerned, consent must be obtained to use the data (other than in accordance with our stipulated privacy policies) or to transfer it outside of the European Union. We believe that we are in material compliance with the laws and regulations applicable to privacy and data collection as such are relevant to our business.

•
Internet.  A number of laws and regulations have been adopted to regulate the Internet, particularly in the areas of privacy and data collection. In addition, it is possible that existing laws may be interpreted to apply to the Internet in ways that the existing laws are not currently applied, particularly with respect to the imposition of state and local taxes on transactions through the Internet. Regulatory and legal requirements are particularly subject to change with respect to the Internet. We cannot predict with certainty whether such new requirements will affect our practices or impact our ability to market our products and services online.

•
Seller of Travel Regulation.  Our activities in the State of Florida are governed by the Florida Sellers of Travel Act, Chapter 559, Florida Statutes. We currently hold all necessary registrations under this statute, and believe that we are in material compliance with its provisions.

•
Regulations of Timeshare Plan and Similar Products.  We are confident based upon various regulatory opinions and court decisions that our business is not currently subject to any various State regulations governing timeshare plans and similar products, provided however that we have not received nor requested either a declaratory ruling or no-action letter from any State agency with respect to same. Because of the lack of any enacted regulation as specifically respects the destination club industry, we cannot predict with certainty the likelihood of the imposition of new laws and regulation of the industry, or the likelihood that existing regulations of timeshare plans will be extended, interpreted and applied to include the destination club industry and/or the club products currently being marketed and sold in our business.

Competition

We operate principally in the luxury vacation industry and compete against numerous global, regional and boutique destination clubs; as well as other shared usage or interval ownership resort and vacation property companies, real estate developers and sponsors; vacation home owners, brokers and managers; resort sponsors and managers; and, more broadly, luxury resorts and other transient/leisure accommodations; as well as alternative leisure and recreation categories, such as golf clubs or other club membership organizations. We have encountered and expect to encounter in the future intense competition from our rivals in the destination club industry and from other companies offering competitive products and services. Many of our competitors have greater consumer recognition or resources and/or more established and familiar products than us. The factors that we believe are important to customers include:

•	number and variety of club destinations available to club members;

•	quality of member services and concierge services;

•	quality of destination club properties;

•	pricing of club membership plans;

•	type and quality of resort amenities offered;

•	reputation of club;

•	destination club properties in proximity to major population centers;

•	availability and cost of air and ground transportation to destination club properties; and

•	ease of travel to resorts (including direct flights by major airlines).

We have many competitors for our club members, including other major resort destinations worldwide. We also directly compete with other destination clubs, such as Exclusive Resorts, which is the largest company in the destination club marketplace, as measured by number of club members. Our destination club members can choose from any of these alternatives.

Club Members Located Abroad

As of December 31, 2009, we had 54 club members that reside outside the United States in the following countries:

Mexico	2
Canada	41
Estonia	1
Germany	1
United Kingdom	8
Brazil	1
Total:	54

Intellectual Property

We own the trademarks “Ultimate Escapes,” “Ultimate Resort,” “Private Escapes” and related trademarks. Such trademarks are material to our business. All of the material trademarks are registered (or have applications pending) with the United States Patent and Trademark Office as well as, in some cases, with the relevant authorities in certain foreign countries.

We also own the following Internet domain names: ultimateescapes.com, whatisadestinationclub.com, whatsadestinationclub.com, private-escapes.com, ultimateescapes.info, ultimateescapes.net, ultimateescapes.org, ultimateescapes.tv, privateescapes.com and privateescapes.co.uk.

Employees

As of December 31, 2009, we had 88 full time employees. Our employees are not covered under any collective bargaining agreement and we have never experienced a work stoppage. We believe we have good relations with our employees.

ITEM 1A.	RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This discussion highlights some of the risks which may affect future operating results. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer.

Risks Related to Our Company

We have a history of losses, and may never achieve or sustain profitability.

We incurred substantial losses, and we may continue to incur substantial losses in the future. We incurred net losses of $13.0 million and $23.2 million during the year ended December 31, 2009 and the year ended December 31, 2008, respectively. We have also experienced a decrease in new club membership sales and existing club member upgrades during the last six months of 2008 and all of 2009. These circumstances raise substantial doubt about our ability to continue to fund operating losses and provide necessary operating liquidity. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

We have received a report from our independent registered public accounting firm expressing doubt regarding our ability to continue as a going concern.

Our independent registered public accounting firm noted in their report accompanying our consolidated balance sheets of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in owners’ equity (deficit) and cash flows for the years ended December 31, 2009 and 2008 that our recurring losses from operations and ongoing requirements for additional capital investment raise substantial doubt about our ability to continue as a going concern. Management plans to maintain our viability as a going concern by:

if necessary, selling selected club properties;

closely maintaining and reducing operating expenses; and

seeking to raise additional working capital.

We cannot assure you that our plans will be successful. This doubt about our ability to continue as a going concern could adversely affect our ability to obtain additional financing at favorable terms, if at all, as such an opinion may cause investors to have reservations about our long-term prospects, and may adversely affect our relationship with customers and others. If we cannot successfully continue as a going concern, our stockholders may lose their entire investment in us.

Our business is capital intensive and the lack of available financing to fund the acquisition of additional destination club properties and our operations could adversely affect our ability to maintain and grow our club membership base which could adversely affect our business, financial condition and results of operations.

In order for our destination clubs to remain attractive and competitive, we have to spend a significant amount of money to keep the properties well maintained, modernized and refurbished and to add new luxury properties periodically to our portfolio of destination club properties as we add new club members. This creates an ongoing need for cash and, to the extent we cannot fund expenditures from cash generated by operations, funds must be borrowed or otherwise obtained. We could finance future expenditures from any of the following sources:

•	cash flow from operations;

•	non-recourse, sale-leaseback or other financing;

•	bank borrowings;

•	annual dues increases or club member assessments;

•	public and private offerings of debt or equity;

•	sale of existing real estate; or

•	some combination of the above.

We might not be able to obtain financing for future expenditures on favorable terms or at all, which could inhibit our ability to continue to grow. Events during 2008 and 2009, including the failures and near failures of numerous financial services companies and the decrease in liquidity and available equity and debt capital have negatively impacted the capital markets for real estate investments. Accordingly, our financial results have been and may continue to be impacted by the cost and availability of funds needed to grow our business.

We have a substantial amount of indebtedness, which could adversely affect our financial position.

We have a substantial amount of indebtedness. As of December 31, 2009, we had total debt of approximately $123 million, consisting of $99 million of borrowings under our senior secured credit facility and $24 million of additional debt obligations secured by destination club properties. Our senior secured credit facility is an amended and restated $110 million revolving credit facility with CapitalSource, secured by our real estate assets, which will mature on April 30, 2011, subject to extension by us for up to two one-year periods. The revolving credit facility includes financial and operational covenants that limit our ability to incur additional indebtedness and pay dividends as well as purchase or dispose of significant assets. Covenants in the revolving credit facility include obligations to maintain either a restricted cash balance of not less than six months of debt service or a debt service coverage ratio of 1.25 to 1, to maintain a leverage ratio between debt and consolidated net worth of no more than 3.5 to 1, to comply with specified ratios of number of club properties to club members, to have a net loss of no more than $10 million in fiscal 2009  and $5 million in fiscal 2010, and to have net income in each year thereafter (as adjusted in each year for the non-refundable portion of new member initiation fees not yet recognized in income and, in 2009, for non-cash stock-based compensation), and to maintain a consolidated debt ratio of no more than 80%. Although we believe that we are in compliance with all of the covenants in the revolving credit facility, we have previously violated certain covenants contained in our prior revolving credit facility with CapitalSource, which covenant violations were waived by the lender, we cannot provide any assurance that in the future, if we were to need a waiver of a breach of a covenant, that such a waiver would be granted. In addition, we have approximately $23 million in additional indebtedness secured by real estate assets with various first and second mortgage lenders. In the event we default on our secured debt obligations, the lenders could enforce their rights under the loan agreements, which would impair our ability to conduct our business and have a material adverse effect on our business, financial condition and results of operations. If we are unable to make payments on one or more mortgages on the properties or otherwise default on our debt obligations, the lenders could foreclose on such properties, which would have a material adverse effect on our business, financial condition and results of operations. We may also incur significant additional indebtedness in the future. Our substantial indebtedness may:

•	make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on our indebtedness;

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes;

•	limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;

•	require us to use a substantial portion of our cash flow from operations to make debt service payments;

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	place us at a competitive disadvantage compared to less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions.

We may not be able to generate sufficient cash to service our debt obligations.

Our ability to make payments on and to refinance our indebtedness will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior secured credit agreement restricts our ability to dispose of assets, and requires the use of proceeds from any disposition of assets to repay our indebtedness. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

The luxury vacation industry is highly competitive and we are subject to risks relating to competition that may adversely affect our performance.

We operate principally in the luxury vacation industry and compete against numerous global, regional and boutique destination clubs; as well as other shared usage or interval ownership resort and vacation property companies, real estate developers and sponsors; vacation home owners, brokers and managers; resort sponsors and managers; and, more broadly, luxury resorts and other transient/leisure accommodations; as well as alternative leisure and recreation categories, such as golf clubs or other club membership organizations. We have encountered and expect to encounter in the future intense competition from our rivals in the destination club industry and from other companies offering competitive products and services. Many of our competitors have greater consumer recognition or resources and/or more established and familiar products than us. The factors that we believe are important to customers include:

•	number and variety of club destinations available to club members;

•	quality of member services and concierge services;

•	quality of destination club properties;

•	pricing of club membership plans;

•	type and quality of resort amenities offered;

•	reputation of club;

•	destination club properties in proximity to major population centers;

•	availability and cost of air and ground transportation to destination club properties; and

•	ease of travel to resorts (including direct flights by major airlines).

We have many competitors for our club members, including other major resort destinations worldwide. We also directly compete with other destination clubs, such as Exclusive Resorts, which is the largest company in the destination club marketplace, as measured by number of club members. Our destination club members can choose from any of these alternatives.

We compete with numerous other resorts that may have greater financial resources than we do and that may be able to adapt more quickly to changes in customer requirements or devote greater resources to promotion of their offerings than we can. We believe that developing and maintaining a competitive advantage will require continued investment in our technology platform, brand, existing destination club properties and the acquisition of additional luxury properties to our portfolio of destination club properties. There can be no assurance that we will have sufficient resources to make the necessary investments to do so, or that we will be able to compete successfully in this market or against such competitors.

We are subject to the operating risks common to the luxury vacation industry which could adversely affect our business, financial condition and results of operations.

Our business is subject to numerous operating risks common to the luxury vacation industry. Some of these risks include:

•	impact of war and terrorist activity (including threatened terrorist activity) and heightened travel security measures instituted in response thereto;

•	travelers’ fears of exposure to contagious diseases;

•	decreases in the demand for transient rooms and related lodging services, including a reduction in personal and business travel as a result of general economic conditions;

•	cyclical over-building in the vacation ownership industry;

•	restrictive changes in zoning and similar land use laws and regulations or in health, safety and environmental laws, rules and regulations and other governmental and regulatory action;

•	changes in travel patterns;

•
the costs and administrative burdens associated with compliance with applicable laws and regulations, including, among others, franchising, timeshare, privacy, licensing, labor and employment, and regulations under the Office of Foreign Assets Control and the Foreign Corrupt Practices Act;

•	the availability and cost of capital to allow us to fund acquisitions of additional destination club properties, renovations and investments;

•	disruptions in relationships with third parties, including marketing alliances and affiliations with luxury resort property owners;

•	foreign exchange fluctuations; and

•	the financial condition of the airline industry and the impact on air travel.

The matters described above could result in a decrease in the number, or lack of growth, in our destination club members and could have a material adverse effect on the luxury vacation industry, which in turn could have a material adverse effect on our business, financial condition and results of operations.

The current slowdown in the travel industry and the global economy generally will continue to impact our financial results and growth.

The present economic slowdown and the uncertainty over its breadth, depth and duration has had a negative impact on the luxury vacation industry. There is now general consensus among economists that the economies of the United States, Europe and much of the rest of the world have been in a recession since December 2007. The current downturn in the economy has reduced, and may in the future reduce the demand for our destination club memberships and may increase club member resignations and redemptions. Accordingly, our financial results have been impacted by the economic slowdown and both our future financial results and growth could be further harmed if the recession continues for a significant period or becomes worse.

We are subject to the risks that generally relate to real estate investments, which may have a material adverse effect on our business, financial condition and results of operations.

We are subject to the risks that generally relate to investments in real property because we own most of our destination club properties. The investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated by the related properties, and the expenses incurred. In addition, a variety of other factors affect income from properties and real estate values, including governmental regulations, insurance, zoning, tax and eminent domain laws, interest rate levels and the availability of financing. When interest rates increase, the cost of acquiring, developing, expanding or renovating real property increases and real property values may decrease as the number of potential buyers decreases. Similarly, as financing becomes less available, it becomes more difficult both to acquire and to sell real property. In addition, our loan facility restricts our ability to sell our assets, including our real estate holdings. Finally, under eminent domain laws, governments can take real property. Sometimes this taking is for less compensation than the owner believes the property is worth. Any of these factors could have a material adverse impact on our results of operations or financial condition. In addition, equity real estate investments are difficult to sell quickly and we may not be able to adjust our portfolio of owned properties quickly in response to economic or other conditions. If our properties do not generate revenue sufficient to meet operating expenses, including debt service and capital expenditures, our income and financial condition will be adversely affected. The real estate investment industry is susceptible to trends in the national and/or regional economies and there can be no assurance that we can operate our destination club properties and then later sell any or all of them at a profit.

The need for ongoing property renovations could adversely affect our business, financial condition and results of operations.

Our properties require routine maintenance as well as periodic renovations and capital improvements. Ongoing renovations at a particular property may negatively impact the desirability of the property as a vacation destination. A significant decrease in the supply of available vacation rental accommodations and the need for vacation rental services during renovation periods, coupled with the inability to attract vacationers to properties undergoing renovations, could have a material adverse effect on our business, financial condition and results of operations.

Environmental liabilities, including claims with respect to mold or hazardous or toxic substances, could have a negative impact on our reputation and cause us to incur additional expense to remedy any such liability or claim.

Under various federal, state, local and foreign environmental laws, ordinances and regulations, a current or previous property owner of real property may be liable for the costs of removal or remediation of hazardous or toxic substances, including mold, on, under or in such property. These laws could impose liability without regard to whether we knew of, or were responsible for, the presence of hazardous or toxic substances. The presence of hazardous or toxic substances, or the failure to properly clean up such substances when present, could jeopardize our ability to develop, use, sell or rent the real property or to borrow using the real property as collateral. If we arrange for the disposal or treatment of hazardous or toxic wastes, we could be liable for the costs of removing or cleaning up wastes at the disposal or treatment facility, even if we never owned or operated that facility. Other laws, ordinances and regulations could require us to manage, abate or remove lead or asbestos containing materials. Similarly, the operation and closure of storage tanks are often regulated by federal, state, local and foreign laws. Certain laws, ordinances and regulations, particularly those governing the management or preservation of wetlands, coastal zones and threatened or endangered species, could limit our ability to develop, use, sell or rent our real property.

We cannot provide any assurances that environmental issues will not exist with respect to any destination club property we own or acquire. Even if environmental inspections are made, environmental issues may later be determined to exist because the inspections were not complete or accurate or environmental releases migrate to the properties from adjacent property. In addition to liability for environmental issues which can substantially adversely impact our business and financial condition, the marketability of the destination club properties for sale or refinancing can be adversely affected because of the concerns of a third party who may buy or lend money on the properties over the possible environmental liability and/or environmental clean-up costs. In addition, our reputation may be damaged by any alleged claim or incurrence of environmental liabilities, which could reduce demand for our destination club memberships and have a material adverse effect on our business.

We own properties that are located internationally and thus are subject to special political and monetary risks not generally applicable to our domestic properties.

We operate properties located abroad which, as of December 31, 2009, included 44 properties in 12 international locations. We intend to expand our portfolio of international destination club properties. Properties abroad generally are subject to various political, geopolitical, and other risks that are not present or are different in the United States. These risks include the risk of war, terrorism, civil unrest, expropriation and nationalization and regulation, as well as the impact in cases in which there are inconsistencies between U.S. law and the laws of an international jurisdiction. In addition, sales in international jurisdictions typically are made in local currencies, which subject us to risks associated with currency fluctuations. Currency devaluations and unfavorable changes in international monetary and tax policies could have a material adverse effect on our profitability and financing plans, as could other changes in the international regulatory climate and international economic conditions, in the event that we increase our operation of properties abroad.

We have a limited operating history, which may make it difficult to predict our future performance.

We have been operating only since 2004 and therefore do not have an established operating history. In addition, the acquisition of certain assets and liabilities of Private Escapes was consummated on September 15, 2009, and as a result we now have a much larger base of club members, club properties and employees to manage and operate. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

We may experience financial and operational risks in connection with acquisitions. In addition, businesses acquired by us may incur significant losses from operations or experience impairment of carrying value.

We completed our acquisition of certain assets and liabilities of Private Escapes on September 15, 2009, and intend to selectively pursue other acquisitions. However, we may be unable to identify attractive acquisition candidates or complete transactions on favorable terms. In addition, in the case of acquired assets or businesses, we may need to:

•
successfully integrate the operations, as well as the accounting, financial and disclosure controls, management information, technology, human resources and other administrative systems, of acquired businesses with existing operations and systems;

•	maintain third party relationships previously established by acquired companies;

•	retain senior management and other key personnel at acquired businesses; and

•	successfully manage acquisition-related strain on our and/or the acquired businesses’ management, operations and financial resources.

We may not be successful in addressing these challenges or any others encountered in connection with historical and future acquisitions. In addition, the anticipated benefits of one or more acquisitions may not be realized and future acquisitions could result in potentially dilutive issuances of equity securities and/or the assumption of contingent liabilities. Also, the value of goodwill and other intangible assets acquired could be impacted by one or more unfavorable events or trends, which could result in impairment charges. The occurrence of any of these events could adversely affect our business, financial condition and results of operations.

We may not be able to achieve our growth objectives.

We may not be able to achieve our objectives for maintaining our existing club members, increasing our number of new club members through organic growth, acquisitions and acquiring additional luxury properties to add to our portfolio of destination club properties. Our ability to complete acquisitions of additional properties depends on a variety of factors, including our ability to obtain financing on acceptable terms and requisite lender and government approvals. Even if we are able to complete acquisitions of additional luxury properties, we may not be able to grow our club membership base or effectively integrate such acquisitions.

Extensive laws and government regulations could affect the way we conduct our business plan.

Our business exists in a regulatory environment that is changing and evolving and where certain regulatory matters are currently uncertain. Such matters include, but are not limited to, the question of whether our destination club memberships constitute timeshare/vacation ownership plans or timeshare use plans, as well as whether such club memberships being offered may constitute the offering of unregistered securities under the US federal and/or state securities laws. We believe that our club membership sales do not constitute timeshare/vacation ownership plans or timeshare use plans, nor do they constitute offers of securities under any federal or state laws or regulations. If, however, the club membership sales were determined to constitute timeshare/vacation ownership plans or timeshare use plans, or be deemed to be securities under any state or federal law, we would be required to comply with applicable state timeshare regulations or state and federal securities laws, including those laws pertaining to registration or qualification of securities, licensing of salespeople and other matters. If we cannot comply with the applicable timeshare regulations or state and federal securities requirements, in that event, and/or the determination may create liabilities or contingencies, including rescission rights relating to the club memberships we previously sold, as well as fines and penalties that could adversely affect our business, financial condition and results of operations.

If we are unable to obtain the necessary permits and approvals in connection with our acquisition of destination club properties, it may have a material adverse effect on our business.

We intend to continue to acquire additional destination club properties for our portfolio. To successfully acquire and operate the properties as intended, we and/or our subsidiaries must apply for and receive any necessary federal, state and/or local and foreign permits and licenses as may be applicable to the properties. We expect to receive such necessary permits and approvals; however, there can be no assurance that such permits and approvals will be obtained. Failure to receive the necessary permits and approvals could prohibit or substantially and adversely impact our operations.

Increased insurance risk, perceived risk of travel and adverse changes in economic conditions as a result of recent events could significantly reduce our cash flow, revenues and earnings.

We believe that insurance and surety companies are re-examining many aspects of their business, and may take actions including increasing premiums, requiring higher self-insured retentions and deductibles, requiring additional collateral on surety bonds, reducing limits, restricting coverages, imposing exclusions, such as mold damage, sabotage and terrorism, and refusing to underwrite certain risks and classes of business. Any increased premiums, mandated exclusions, change in limits, coverages, terms and conditions or reductions in the amounts of bonding capacity available may adversely affect our ability to obtain appropriate insurance coverages at reasonable costs, which could significantly reduce our business cash flow, revenues and earnings.

The illiquidity of real estate investments could significantly limit our ability to respond to adverse changes in the performance of our properties and significantly reduce our cash flow, revenues and earnings.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more of our properties in response to changing economic, financial and investment conditions is limited. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.

We may be required to expend funds to correct defects or to make improvements before a property can be sold. We may not have funds available to correct those defects or to make those improvements and as a result our ability to sell the property would be limited. In acquiring a property, we may agree to lock-out provisions that materially restrict us from selling that property for a period of time or impose other restrictions on us. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could significantly reduce our cash flow, revenues and earnings.

We are subject to litigation in the ordinary course of business which could be costly and time consuming.

We are, from time to time, subject to various legal proceedings and claims, either asserted or unasserted. Any such claims, whether with or without merit, could be time-consuming and expensive to defend and could divert management’s attention and resources. Although our management believes that we have adequate insurance coverage and accrues loss contingencies for all known matters that are probable and can be reasonably estimated, we cannot assure that the outcome of all current or future litigation will not be costly and time consuming and otherwise divert management’s attention away from operating the business.

Fluctuations in real estate values may require us to write down the book value of real estate assets.

Under United States generally accepted accounting principles, we are required to assess the impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors management considers that could trigger an impairment review include significant underperformance relative to minimum future operating results, significant change in the manner of use of the assets, significant technological or industry changes, or changes in the strategy for our overall business. When we determine that the carrying value of certain long-lived assets is impaired, an impairment loss equal to the excess of the carrying value of the asset, or asset group, over its estimated fair value is recognized. These impairment charges would be recorded as operating losses. Any material write-downs of assets could have a material adverse effect on our financial condition and earnings.

We will incur increased costs as a result of being a public company.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. The U.S. Sarbanes-Oxley Act of 2002 and related rules of the SEC and stock exchanges regulate corporate governance practices of public companies. We expect that compliance with these public company requirements will increase costs and make some activities more time-consuming. For example, we have created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, we incur additional expenses associated with our SEC reporting requirements. A number of those requirements require us to carry out activities we have not done previously. For example, under Section 404 of the Sarbanes-Oxley Act, our management will need to assess and report on our internal control over financial reporting and our independent accountants may need to issue an opinion on that assessment and the effectiveness of those controls. Furthermore, if we identify any issues in complying with those requirements (for example, if we or our independent accountants identified a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect us, our reputation or investor perceptions of us.

We also expect that it will be difficult and expensive to obtain and maintain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Advocacy efforts by stockholders and third parties may also prompt even more changes in governance and reporting requirements. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

We depend on key personnel for the future success of our business and the loss of one or more of our key personnel could have an adverse effect on our ability to manage our business and implement our growth strategies, or could be negatively perceived in the capital markets.

Our future success and ability to manage future growth depends, in large part, upon the efforts and continued service of our senior management team, which has substantial experience in the resort and hospitality industry. Our President and Chief Executive Officer, James Tousignant, our Chairman, Richard Keith, and our Chief Financial Officer, Philip Callaghan, have been actively involved in the acquisition, ownership and operation of resort properties and are actively engaged in our management. Messrs. Tousignant, Keith and Callaghan substantially determine our strategic direction, especially with regard to operational, financing, acquisition and disposition activity. The departure of any of them could negatively impact our ability to grow and manage our operations.

Although we are party to employment agreements with some of our key personnel, these employment agreements do not require them to remain our employees and, therefore, they could terminate their employment with us at any time without penalty. We do not currently maintain key man life insurance on any of our executives, and such insurance, if obtained in the future, may not be sufficient to cover the costs of recruiting and hiring a replacement or the loss of an executive’s services.

It could be difficult for us to find replacements for such key personnel, as competition for such personnel is intense. The loss of services of one or more members of senior management could have an adverse effect on our ability to manage our business and implement our growth strategies. Further, such a loss could be negatively perceived in the capital markets, which could reduce the market value of our securities.

Damage to our destination club properties and other operational risks may disrupt our business and adversely impact our financial results.

Depending on the location of our destination club properties, a particular property may bear an increased risk for damage by inclement weather, construction defects, environmental matters, acts of terrorism, or other forces or acts, whether intentional or unintentional. In addition, we rely heavily on our information systems and other data processing systems. Any such damage to properties or disruption in information systems could cause us to suffer financial loss, a disruption of our businesses, regulatory intervention or reputational damage.

Furthermore, we depend on our headquarters in Kissimmee, Florida, where most of our information systems and personnel are located, for the continued operation of our business. A natural disaster or other catastrophic event or disruption in the infrastructure that supports our businesses, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. The impact of any disaster or disruption on our business will likely be exacerbated by the fact that we do not have any disaster recovery program in place to mitigate the harm or minimize the lost data that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

We are vulnerable to the risk of unfavorable weather conditions and continued inclement weather could reduce our revenues and earnings.

Our ability to attract visitors to our resorts is influenced by weather conditions. Unfavorable weather conditions can adversely affect visits and our revenues and profits. Adverse weather conditions may discourage visitors from participating in outdoor activities at our resorts. There is no way for us to predict future weather patterns or the impact that weather patterns may have on results of operations or visitation. Extreme weather conditions such as hurricanes or prolonged periods of adverse weather conditions, or the occurrence of such conditions during peak visitation periods, could have a material adverse effect on our financial condition and results of operations by reducing revenues and earnings.

Our property development and management operations are conducted in many areas that are subject to natural disasters and severe weather, such as hurricanes and floods. We also may be affected by unforeseen engineering, environmental, or geological problems. These conditions could delay or increase the cost of construction projects, damage or reduce the availability of materials, and negatively impact the demand for resorts in affected areas. If insurance does not fully cover business interruptions or losses resulting from these events, our earnings, liquidity and capital resources could be adversely affected.

Our success depends, in part, on the integrity of our systems and infrastructure. System interruptions may have an adverse impact on our business, financial condition and results of operations.

Our success depends, in part, on our ability to maintain the integrity of our systems and infrastructure, including websites, information and related systems and call centers. System interruptions may adversely affect our ability to operate websites, process and fulfill club member reservations and other transactions, respond to customer inquiries and generally maintain cost-efficient operations. We may experience occasional system interruptions that make some or all systems or data unavailable or prevent us from efficiently providing services. We also rely on third-party computer systems, broadband and other communications systems and service providers in connection with the provision of services generally, as well as to facilitate, process and fulfill transactions. Any interruptions, outages or delays in these systems, or deterioration in the performance of these systems and infrastructure, could impair our ability to provide services. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, acts of war or terrorism, acts of God and similar events or disruptions may damage or interrupt computer, broadband or other communications systems and infrastructure at any time. Any of these events could cause system interruption, delays and loss of critical data, and could prevent us from providing services. Although we have backup systems for certain aspects of our operations, these systems are not fully redundant and disaster recovery planning is not sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. If any of these adverse events were to occur, it could adversely affect our business, financial condition and results of operations.

In addition, any penetration of network security or other misappropriation or misuse of personal consumer information could cause interruptions in our operations and subject us to increased costs, litigation and other liabilities. Claims could also be made against us for other misuse of personal information, such as for unauthorized purposes or identity theft, which could result in litigation and financial liabilities, as well as administrative action from governmental authorities. Security breaches could also significantly damage our reputation with consumers and third parties with whom we do business. It is possible that advances in computer capabilities, new discoveries, undetected fraud, inadvertent violations of company policies or procedures or other developments could result in a compromise of information or a breach of the technology and security processes that are used to protect consumer transaction data. As a result, current security measures may not prevent any or all security breaches. We may be required to expend significant capital and other resources to protect against and remedy any potential or existing security breaches and their consequences. Consumers are generally concerned with security and privacy of the Internet, and any publicized security problems affecting us may discourage consumers from doing business with us, which could have an adverse effect on our business, financial condition and results of operations.

Our success depends on the value of our name, image and brand, and if demand for our destination club properties and their features decreases or the value of our name, image or brand diminishes, our business, revenues and results of operations would be reduced.

Our success depends, to a large extent, on our ability to shape and stimulate consumer tastes and demands by producing and maintaining luxurious, attractive, and exciting properties and services, as well as our ability to remain competitive in the areas of design and quality. There can be no assurance that we will be successful in this regard or that we will be able to anticipate and react to changing consumer tastes and demands in a timely manner.

Furthermore, a high media profile is an integral part of our ability to shape and stimulate demand for our destination club memberships with our target customers. A key aspect of our marketing strategy is to focus on attracting media coverage. If we fail to attract that media coverage, we may need to substantially increase our advertising and marketing costs, which would decrease our earnings. In addition, other types of marketing tools, such as traditional advertising and marketing, may not be successful in attracting target customers.

Our business would be adversely affected if our public image or reputation were to be diminished. Our brand names and trademarks are integral to our marketing efforts. If the value of our name, image or brands were diminished, our business, revenues and results of operations would be reduced.

Any failure to protect our trademarks could have a negative impact on the value of our brand names and reduce our business and reduce revenues.

We believe our trademarks are critical to our success. We rely on trademark laws to protect our proprietary rights. The success of our business depends in part upon our continued ability to use our trademarks to increase brand awareness and further develop our brand. Monitoring the unauthorized use of our intellectual property is difficult. Litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in substantial costs and diversion of resources, may result in counterclaims or other claims against us and could significantly harm our results of operations. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. From time to time, we apply to have certain trademarks registered. There is no guarantee that such trademark registrations will be granted. We cannot assure that all of the steps we have taken to protect our trademarks will be adequate to prevent imitation of our trademarks by others. The unauthorized reproduction of our trademarks could diminish the value of our brand and our market acceptance, competitive advantages or goodwill, which could reduce our business and reduce revenues.

Changes in weather patterns as a result of global warming could have an adverse effect on our business.

Scientific reports indicate that, as a result of human activity:

•	temperatures around the world have been increasing and are likely to continue to increase as a result of increasing atmospheric concentrations of carbon dioxide and other carbon compounds;

•	the frequency and severity of storms, and flooding, are likely to increase;

•	severe weather is likely to occur in places where the climate has historically been more mild; and

•	average sea levels have risen and are likely to rise more, threatening worldwide coastal development.

We cannot predict the effects that these phenomena may have on our business. We could be impacted to the extent that global warming trends affect established weather patterns or exacerbate extreme weather or weather fluctuations, hindering or preventing travel by our club members in certain circumstances. They might also affect the desirability of some of our properties, such as ones located on beaches or in skiing areas, increase the cost and reduce the availability of insurance covering damage from natural disasters for some of our properties and lead to new laws and regulations that increase our expenses and reduce our revenues. Any of these consequences, and other consequences of global warming that we do not foresee, could materially and adversely affect our sales, profits and financial condition.

Risks Related to Our Common Stock

It may be difficult for you to resell shares of our common stock if an active market for our common stock does not develop.

As a result of the delisting of our securities from the NYSE Amex in February 2010, our common stock is not actively traded on a securities exchange and we currently do not meet the initial listing criteria for any registered securities exchange. Our securities are currently quoted on the Over-the-Counter Bulletin Board. This factor may impair our stockholders' ability to sell their shares when they want and/or could depress our stock price. As a result, stockholders may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities because smaller quantities of shares could be bought and sold, transactions could be delayed and security analyst and news coverage of our company may be limited. These factors could result in lower prices and larger spreads in the bid and ask prices for our shares.

The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.

As of March 31, 2010, our executive officers, directors and affiliated entities together beneficially owned over 70% of our outstanding common stock (after giving effect to the exchange of all ownership units of Ultimate Escapes Holdings held by them into shares of our common stock, excluding any earn-out units that may be issued)..  In addition, James M. Tousignant, our President and Chief Executive Officer and a member of our board of directors, holds, as representative on behalf of the other owners of Ultimate Escapes Holdings, 7,556,675 shares of our Series A Preferred Voting Stock, which vote as a single class with shares of our common stock on all matters. As a result, Mr. Tousignant has control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change in control of our company that other stockholders may view as beneficial.

We may issue additional shares of our common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders. This might have an adverse effect on the market price of our common stock.

Outstanding warrants to purchase an aggregate of 12,075,000 shares of common stock are currently exercisable. These warrants would only be exercised if the $8.80 per share exercise price is below the market price of our common stock. To the extent they are exercised, additional shares of our common stock will be issued, which will result in dilution to our stockholders and increase the number of shares eligible for resale in the public market.

In addition, if we achieve certain Adjusted EBITDA targets in each of 2010, 2011 and/or 2012, we will be required to issue up to 7,000,000 additional shares of common stock to certain of Ultimate Escapes Holdings’ owners upon conversion of additional ownership units issued if such targets are met. See “Certain Relationships and Related Transactions and Director Independence — Operating Agreement of Ultimate Escapes Holdings” for additional information. Any such issuances would dilute the percentage ownership by our current stockholders and reduce their influence on our management. These issuances may also result in a decrease in the trading price of our common stock.

Future sales of our common stock may cause the market price of our securities to drop significantly, even if our business is doing well.

In accordance with lock-up obligations contained in the Operating Agreement of Ultimate Escapes Holdings, the UE Owners will be able to sell their shares of our common stock they are entitled to receive upon conversion of their ownership units in connection with the reverse merger beginning on the first anniversary of the consummation of the reverse merger. Pursuant to the registration rights agreement entered into in connection with the consummation of the reverse merger, the UE Owners have registration rights, subject to certain limitations, with respect to shares of our common stock for which their ownership units of Ultimate Escapes Holdings may be exchanged. We have agreed to file, as soon as possible after the closing date of the reverse merger but in no event later than June 29, 2010, a registration statement covering the shares of our common stock for which their ownership units of Ultimate Escapes Holdings may be exchanged. The UE Owners also have certain “piggyback” registration rights applicable to some registration statements filed by us following the consummation of the reverse merger. In addition, pursuant to a registration rights agreement between us and our initial stockholders, our initial stockholders or their permitted transferees will be entitled to rights to demand two times that we register the resale of the founder shares and the sponsor warrants (and shares underlying the sponsor warrants) at any time, in addition to certain “piggyback” registration rights applicable to registration statements filed by us, generally commencing one year after the consummation of the reverse merger as to the founder shares and two months after the consummation of the reverse merger as to the sponsor warrants (and shares underlying the sponsor warrants). The presence of these additional securities trading in the public market may have an adverse effect on the market price of our securities. The sale by any of the foregoing, or entities they control or their permitted transferees, could cause the market price of our securities to decline.

Our ability to request indemnification from the UE Owners for damages arising out of the reverse merger is limited to those claims where damages exceed $600,000 and is also limited to the shares of common stock issued in the reverse merger that are held in escrow or may be set-off against earn-out payments.

To provide a fund to secure the indemnification obligations of Ultimate Escapes Holdings to us against losses that we may sustain as a result of (i) the inaccuracy or breach of any representation or warranty made by Ultimate Escapes Holdings or any UE Owner in the Contribution Agreement or any schedule or certificate delivered by it or the UE Owners in connection with the Contribution Agreement and (ii) the non-fulfillment or breach of any covenant or agreement made by Ultimate Escapes Holdings in the Contribution Agreement, the UE Owners placed in escrow an aggregate of 717,884 ownership units of Ultimate Escapes Holdings, or 10% of the aggregate number of ownership units owned by the UE Owners immediately prior to the reverse merger. With respect to claims based upon certain representations and warrants deemed “Fundamental Representations” by the parties or fraud or intentional misconduct, those claims are not limited to the escrowed units but are subject to a cap of 25% of the aggregate number of ownership units owned by the UE Owners immediately prior to the reverse merger, which amount in excess of the escrowed units may be satisfied by us setting off such claims against payments due to the UE Owners for any future earn-out payments. Claims for indemnification may be asserted against the escrow by us once our damages exceed a $600,000 deductible and will be reimbursable, by cancellation of such units or set-off against future earn-out payments, as applicable, to the full extent of the damages in excess of such amount. Claims for indemnification may be asserted until the later of fifteen days after the date on which we file our Annual Report on Form 10-K for the year ending December 31, 2010 or April 15, 2011, with respect to certain claims; up to the applicable statute of limitations with respect to claims based upon the breach of certain designated representations and warranties; and up to the sixth anniversary of the closing date of the Contribution Agreement with respect to claims based upon the breach of “Fundamental Representations” by the parties or fraud or intentional or willful misrepresentation or omission. As a consequence of these limitations, we may not be able to be entirely compensated for indemnifiable damages that we may sustain.

Public stockholders at the time of the reverse merger who purchased units in our initial public offering and did not exercise their conversion rights may have rescission rights and related claims.

There were several aspects of the reverse merger and the other matters which were not described in the prospectus issued by us in connection with our initial public offering. These include: that we may consummate a business combination outside of the homeland security industry; that we may seek to amend the definition of “business combination” in our certificate of incorporation; that we may seek to amend our amended and restated certificate of incorporation to provide conversion rights to holders of public shares, regardless of whether such holder votes for or against the business combination; that the funds in the trust account might be used to purchase shares from our stockholders who have indicated their intention to vote against the reverse merger and convert their shares into cash; and that we may seek to amend the terms of the warrant agreement between us, our warrant agent and warrant holders (the “Warrant Agreement”), to revise the exercise price and the expiration date. Consequently, our consummation of a business combination with Ultimate Escapes Holdings (which does not operate in the homeland security industry), our filing of certain charter amendments in connection with the reverse merger, our use of funds in the trust account to purchase shares of stockholders who had indicated their intention to vote against the reverse merger or our amendment of the Warrant Agreement might be grounds for a stockholder who purchased shares in the initial public offering, excluding our founders, and still held them at the time of the reverse merger without seeking to convert them into cash, to seek rescission of the purchase of the units he acquired in the initial public offering. A successful claimant for damages under federal or state law could be awarded an amount to compensate for the decrease in value of his or her shares caused by the alleged violation (including, possibly, punitive damages), together with interest, while retaining the shares. If we are required to pay damages, our results of operations could be adversely affected.

If the reverse merger’s benefits do not meet the expectations of financial or industry analysts, the market price of our securities may decline.

The market price of our securities may decline if:

•	we do not achieve the perceived benefits of the reverse merger as rapidly, or to the extent anticipated by, financial or industry analysts; or

•	the effect of the reverse merger on our financial results is not consistent with the expectations of financial or industry analysts.

Accordingly, investors may experience a loss as a result of a decline in the market price of our securities. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Volatility of our stock price could adversely affect stockholders.

The market price of our common stock could also fluctuate significantly as a result of:

•	quarterly variations in our operating results;

•	interest rate changes;

•	changes in the market’s expectations about our operating results;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning our company or our industry in general;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends in our markets;

•	changes in laws and regulations affecting our business;

•	material announcements by us or our competitors;

•	sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur;

•	general economic and political conditions such as recessions and acts of war or terrorism; and

•	other matters discussed in the risk factors.

Fluctuations in the price of our common stock could contribute to the loss of all or part of an investor’s investment in our company.

We currently do not intend to pay dividends on our common stock and consequently your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.

We currently do not plan to declare dividends on our common stock in the foreseeable future. Any payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our board of directors. The terms of our current indebtedness contain, and agreements governing future indebtedness will likely contain, restrictions on our ability to pay cash dividends. Consequently, your only opportunity to achieve a return on your investment in the common stock of our company will be if the market price of our common stock appreciates and you sell your common stock at a profit.

ITEM 2.	PROPERTIES

We believe that our existing facilities are suitable and adequate for our business and have sufficient capacity for their intended purpose.

Office Facilities

Our office facilities are leased, as follows:

Location	Purpose	Square Feet	Monthly Rent	Lease Expires

Kissimmee, FL	Executive offices	5,500	$11,650	October 31, 2010

Fort Collins, CO	Operations center	4,500	$10,400	August 31, 2010

Kansas City, MO	Operations center	8,800	$9,400	December 31, 2010

Our executive offices are leased from La Mirada Plaza, LLC, an affiliate of James M. Tousignant, our President and Chief Executive Officer and a member of our board of directors.

Club Properties

The majority of our club properties are owned by us, and certain club properties are leased on either a long or short term basis. All of the properties owned by us are subject to one or more mortgages. We intend to sell certain club properties and those properties are classified as Held For Sale in our consolidated balance sheet. Of the 37 properties leased by us as of December 31, 2009, 27 were subject to long-term leases and ten were subject to short-term leases (including two short-term leases in which PE Holdings, an affiliate of ours, is the lessor).

The following table summarizes the number of club properties by location as of December 31, 2009.

	UE Club	Destination	Owned	Leased	Total Properties	Held For Sale
US	Elite	Beaver Creek	1	1	2	-
		Deer Valley	2	1	3	-
		Delray Beach	1	-	1	-
		Indian Rocks	1	-	1	-
		Jackson Hole	-	1	1	-
		Key West	1	-	1	-
		Kiawah	1	1	2	-
		La Quinta	-	1	1	-
		Lake Las Vegas	1	-	1	-
		Lake Tahoe	-	1	1	-
		Maui	1	1	2	-
		Naples	-	1	1	-
		New York City	4	1	5	-
		Scottsdale	2	-	2	-
		Steamboat Springs	-	1	1	-

	Stowe	-	1	1	-
	Sun Valley	2	-	2	-
	Telluride	1	4	5	-
	Watercolor	-	1	1	-
	Total Elite	18	16	34	0

Signature	Bend, Oregon	-	1	1	-
	Big Island	-	1	1	-
	Boca Raton	-	1	1	-
	Breckenridge	1	-	1	-
	Candlewood	1	-	1	1
	Carlsbad	1	-	1	1
	Chicago	1	-	1	1
	Copper Mountain	1	-	1	-
	Deer Valley	-	1	1	-
	Jackson Hole	2	-	2	-
	Kiawah	1	2	3	-
	La Quinta	1	1	2	-
	Lake George	1	-	1	-
	Lake Tahoe	1	-	1	-
	Maui	-	2	2	-
	Miami Beach	1	-	1	-
	Naples	1	-	1	-
	New York City	4	-	4	-
	Orlando	-	1	1	-
	Outerbanks	1	-	1	-
	Reynolds Plantation	1	-	1	-
	Scottsdale	2	1	3	1
	Steamboat Springs	1	1	2	-
	Telluride	2	1	3	-
	Watercolor	1	-	1	-
		25	13	38	4

Premiere	Beaver Creek	1	-	1	-
	Big Island	2	-	2	-
	Carlsbad	1	-	1	1
	Chicago	1	-	1	-
	Fox Acres	1	-	1	-
	Jackson Hole	1	-	1	-
	Kiawah	1	-	1	-
	La Quinta	2	-	2	-
	Lake Las Vegas	1	-	1	-
	Lake Tahoe	3	-	3	1
	Miami	1	-	1	-
	Naples	1	-	1	-

		New York City	3	-	3	-
		Outerbanks	1	-	1	-
		Reynolds Plantation	1	-	1	-
		Steamboat Springs	1	-	1	1
		Stowe	1	-	1	-
		Watercolor	1	-	1	-
		Total Premiere	24	0	24	3

		US Total	67	29	96	7

Foreign	Elite	Bahamas	2	-	2	-
		Italy	-	1	1	-
		London	-	1	1	-
		Los Cabos, Mexico	5	2	7	-
		Nevis	5	-	5	-
		Paris	-	1	1	-
		St. Thomas	1	-	1	-
		Total Elite	13	5	18	0

	Signature	Bahamas	3	-	3	1
		Costa Rica	-	1	1	-
		Dominican Republic	1	-	1	-
		Italy	1	-	1	-
		La Buscador (BVI)	1	-	1	-
		London	-	1	1	-
		Los Cabos, Mexico	7	-	7	-
		Nevis	2	-	2	-
		Turks & Caicos	1	-	1	-
		Total Signature	16	2	18	1

	Premiere	Belize	1	-	1	-
		Costa Rica	-	1	1	-
		Dominican Republic	1	-	1	-
		Italy	2	-	2	-
		Los Cabos, Mexico	2	-	2	-
		Punta Mita, Mexico	1	-	1	-
		Turks & Caicos	1	-	1	-
		Total Premiere	8	1	9	0

		Foreign Total	37	8	45	1

		Grand Total	104	37	141	8

ITEM 3.	LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings. From time to time, however, we may become involved in litigation and other legal proceedings relating to claims arising from our operations in the normal course of business, including claims involving club membership disputes.

ITEM 4.	(REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Our Securities

Our common stock and warrants are each listed on the OTC Bulletin Board under the ticker symbols ULEI and ULEIW, respectively.

Prior to February 19, 2010, our common stock and warrants were listed on the NYSE Amex under the symbols UEI and UEI.WS, respectively. Our units were listed on the NYSE Amex under the symbol UEI.U until October 30, 2009. Our units commenced public trading on October 23, 2007 and our common stock and warrants commenced public trading on January 18, 2008.

The table below sets forth, for the calendar quarters indicated, the high and low closing sales prices of our units, common stock and warrants as reported on the NYSE Amex or the OTC Bulletin Board, as appropriate.

Quarter Ended	Units		Common		Warrants
	High	Low	High	Low	High	Low
March 31, 2008	7.95	7.41	7.30	6.67	0.68	0.28
June 30, 2008	7.72	7.40	7.49	7.18	0.32	0.25
September 30, 2008	7.70	7.46	7.60	7.35	0.26	0.10
December 31, 2008	7.28	7.00	7.32	6.99	0.13	0.02
March 31, 2009	7.65	6.58	7.85	7.35	0.15	0.02
June 30, 2009	7.80	7.45	7.90	7.32	0.06	0.01
September 30, 2009	7.93	7.80	7.91	7.75	0.15	0.04
December 31, 2009	8.52	7.93	8.25	3.70	0.40	0.06

As of March 31, 2010, our common stock and warrants closed at $2.02 and $0.02, respectively and there were 99 holders of record of our common stock and 2 holders of record of our warrants.

Dividend Policy

We have not paid any dividends on our common stock to date and do not anticipate paying any dividends in the foreseeable future. We intend to retain future earnings, if any, in the operation and expansion of our business. Any future determination to pay cash dividends will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors deems relevant. In addition, the terms of our current indebtedness precludes us, and the terms of any future indebtedness that we may incur could preclude us, from paying dividends.

Recent Sales of Unregistered Securities

On October 29, 2009, we consummated the reverse merger. Pursuant to the terms of the Contribution Agreement, we received 1,232,601 ownership units of Ultimate Escapes Holdings, in consideration for $9.8 million. The UE Owners retained the remaining 7,556,675 ownership units of Ultimate Escapes Holdings, which, under the terms of the Operating Agreement, may be converted by the UE Owners on a one-to-one basis into shares of our common stock. Of such retained units, 717,884 units were deposited into escrow at the closing of the reverse merger to secure the indemnification obligations of the UE Owners to us in connection with the reverse merger. Additionally, the UE Owners are eligible to receive up to an aggregate of 7,000,000 additional ownership units of Ultimate Escapes Holdings, convertible on a one-to-one basis into shares of our common stock, upon the achievement by Ultimate Escapes Holdings of certain Adjusted EBITDA milestones, as set forth in the Operating Agreement. For each ownership unit of Ultimate Escapes Holdings issued to the UE Owners, the Owner Representative also received one share of our Series A Voting Preferred Stock. At any time that any UE Owner exchanges ownership units of Ultimate Escapes Holdings for shares of our common stock, a like number of shares of Series A Voting Preferred Stock will be canceled. Upon consummation of the reverse merger, Ultimate Escapes Holdings became our subsidiary, and the business and assets of Ultimate Escapes Holdings and its subsidiaries are our only operations.

Also on October 29, 2009, we issued options to purchase a total of 8,800 shares of our common stock to our employees, at an exercise price of $0.01 per share, all of which options were exercised in full on that date.

The above shares were issued in private placements not involving a public offering under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder. We have not engaged in general solicitation or advertising with regard to the issuance of the shares of Series A Preferred Voting Stock or the common stock and have not offered securities to the public in connection with these issuances.

Use of Proceeds

We were incorporated on May 14, 2007 as a blank check company for purposes of acquiring, by way of a business combination, one or more domestic or international businesses.  In connection with our initial public offering of our common stock and warrants (the “IPO”), the SEC declared our Registration Statement on Form S-1 (No. 333-144028), filed under the Securities Act of 1933, effective on October 23, 2007.

On October 29, 2007, we completed the IPO, issuing 10,000,000 Units, consisting of one share of common stock and one warrant, at $8.00 per Unit.  Upon the closing of the Offering, $79,200,000 of the aggregate gross proceeds of $80,000,000 were placed in a trust account and invested in United States government securities, pending completion of a business combination.  The net proceeds of the Offering not held in the trust account were permitted to be used to pay for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Additionally, an aggregate of $1,000,000 of interest earned on the trust account balance was released to fund working capital requirements and an additional $150,000 of interest earned was released to repay a loan from Secure America Acquisition Holdings, LLC (“SAAH”). Additional funds were also released to fund tax obligations.

The reconciliation of the funds held in trust immediately prior to the business combination with Ultimate Escapes Holdings is as follows:

Contribution to Trust Fund	$79,200,000

Interest income	2,007,884

Withdrawals to fund loan repayments	(150,000)

Withdrawals to fund income taxes	(606,826)

Withdrawals to fund operations	(1,000,000)

Balance at October 29, 2009	$79,451,058

On October 29, 2009, we consummated the business combination with Ultimate Escapes Holdings, as described under “History” in Item 1 - Business.

In connection with stockholder approval of the business combination, holders of 2,709,261 shares of our common stock elected to convert their shares to cash.  We also entered into forward contracts to purchase 6,031,921 of the shares of common stock sold in the initial public offering in privately negotiated transactions from stockholders who would otherwise have voted against the business combination, for an aggregate purchase price of approximately $48.1 million.  The closing of such purchases was effected upon the closing of the reverse merger out of the funds that were held in the trust account and were released as a result of the consummation of the business combination.  In connection with such purchases, we paid a fee to a fund managed by Victory Park Capital Advisors, LLC of $123,974 for purchasing an aggregate of 1,561,380 shares from stockholders who would otherwise have voted against the business combination and exercised their conversion rights.

Following the consummation of the business combination, the amounts in the trust fund were disbursed as follows:

Balance at October 29, 2009		$79,451,058

Conversion of 2,709,261 common shares to cash	21,525,365
Settlement of forward contracts to purchase 6,031,921 common shares	48,138,840	69,664,205

Funds remaining representing 1,258,818 shares		9,786,853

Payment of transaction expenses	383,792
Payment of equity funding costs	3,683,298	4,067,090

Working capital provided to Ultimate Escapes Holdings		$5,719,763

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares that may yet be purchased under the Plans or Program
October	8,741,182	(1)	7.94	8,741,182	(1)	-
November	-		-	-		-
December	-		-	-		-

(1)  Of the 8,741,182 shares purchased, 2,709,261 shares were repurchased from stockholders who elected to convert their shares to cash in connection with the business combination. In connection with the business combination, we entered into forward contracts to purchase 6,031,921 of the shares of common stock sold in the initial public offering in privately negotiated transactions from stockholders who would otherwise have voted against the business combination, for an aggregate purchase price of $48,138,840.

ITEM 6.	SELECTED HISTORICAL FINANCIAL DATA

 We are a “smaller reporting company” as defined by Regulations S-K and as such, are not required to provide the information contained in this Item pursuant to Regulation S-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report.

Overview

We are a luxury destination club that sells club memberships offering members reservation rights to use our vacation properties, subject to the rules of the club member’s Club Membership Agreement. Our properties are located in various resort locations throughout the world.

On September 15, 2009, we consummated the acquisition of certain of the assets, liabilities, properties and rights thereto of Private Escapes, in exchange for ownership units in our subsidiary Ultimate Escapes Holdings. The operating results of Private Escapes are included in our consolidated financial statements from September 16, 2009. On October 29, 2009, we consummated the reverse merger with Ultimate Escapes Holdings.

The following discussion of financial condition and results of operations does not include the operating results of Secure America Acquisition Corporation (as we were named prior to the consummation of the reverse merger) prior to October 30, 2009.

We expect that our financial performance will improve in 2010 and 2011 as a result of the combination of the Ultimate Escapes Holdings and Private Escapes’ businesses, the utilization of current excess capacity and the arrangements with various hotels and resorts coming into effect in 2010, as well as anticipated improvements in worldwide economic conditions generally.

We had 1,214 members and 826 members as of December 31, 2009, and 2008, respectively.

Critical Accounting Policies

Our financial statements and the notes to our financial statements contain information that is pertinent to management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results may vary from these estimates and assumptions under different and/or future circumstances. Management considers an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate, or the use of different estimating methods that could have been selected, could have a material impact on our results of operations or financial condition.

The following critical accounting policies have been identified that affect the more significant judgments and estimates used in the preparation of our financial statements. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that affect our financial condition and results of operations. The following critical accounting policies are not intended to be a comprehensive list of all of our accounting policies or estimates.

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to our accompanying consolidated financial statements arise from our belief that (1) we will be able to raise and/or generate sufficient cash to continue as a going concern, (2) our estimates of the expected lives of the club memberships from which we derive our revenues and on which we base our revenue recognition are reasonable, (3) all long-lived assets are recoverable, and (4) our estimates of the cost of our stock-based compensation plans are reasonable. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

Revenue Recognition - We derive our revenue from the club memberships we sell, which allow the club members to use the club properties owned or leased by us. Different levels of club membership provide access to different properties and/or increased usage of the properties. Club members pay a one-time club membership fee (which includes a non-refundable initiation fee), together with annual dues. Club members sometimes pay additional fees or charges related to their use of specific properties or club services. Club members may upgrade their level of membership at any time by paying additional upgrade fees and annual dues. The terms of each club membership is set out in a Club Membership Agreement.

Club members who resign may receive a partial redemption of their membership fee. We provide assistance to club members who resign by using commercially reasonable efforts to resell a resigned club members’ membership, and upon such resale, the resigning club member generally receives 80% of the proceeds of sale and we retain the remainder as a transfer fee. In the event we are unable to resell a resigning club members’ membership after an agreed period of time, we have certain arrangements with such club members to provide a partial redemption of their membership fee (excluding the initiation fee), based on a sliding scale that declines to zero over a 10 year period.

We amortize the non-refundable initiation fee over the expected life of the club membership, currently estimated as 10 years. The remaining portion of the club membership fee, which is included in membership deposits-redemption assurance program in our consolidated balance sheet, is amortized over a 10 year period using the straight line method. Management believes that, based on their knowledge of the industry and our competitors, our own extrapolated experience, and practices in similar membership organizations, that period reasonably reflects the expected life of the club memberships, and is consistent with any obligation we may have to provide a partial refund of the membership fee. Members who joined under a previous plan (no longer offered) may receive a refund of their membership fee (excluding the non-refundable initiation fee), subject to the redemption procedures identified in their Club Membership Agreements. These fees, which are included in membership deposits - other programs in our consolidated balance sheet, are subject to refund should the member resign and are not recognized in income.

Annual club membership dues are billed in advance. Payment of these annual dues permits the club member to continue to make reservations and use the club properties during their membership year and the annual dues are recognized in income on a straight-line basis over the 12 month period to which they relate. Revenue from ancillary charges and other services provided by us to club members when using club properties is recognized at the time of sale.

Impairment of Long-Lived Assets and Goodwill - We analyze our long-lived assets, including property and equipment and intangible assets, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360 “Property, Plant and Equipment” annually and when events and circumstances might indicate that the assets may not be recoverable. If the undiscounted net cash flows are less than the assets’ carrying amounts, we record an impairment based on the excess of the assets’ carrying value over fair value. Fair value is determined based on discounted cash flow models, quoted market values and third-party appraisals. We evaluate our real estate assets on a combined basis, as future cash flows include club membership sales and dues that are not identifiable to individual properties. Estimates of future cash flows are based on internal projections over the expected useful lives of the assets and include cash flows associated with future maintenance and replacement costs, but exclude cash flows associated with future capital expenditures that would increase the assets’ useful lives. Our management believes there is no impairment as of December 31, 2009.

Goodwill consists of the excess of the purchase price paid for Private Escapes over the fair value of the identifiable assets and liabilities acquired. Goodwill is not amortized, but is tested for impairment, at least annually, by applying the recognition and measurement provisions of FASB ASC 350-20 “Goodwill”, which compares the carrying amount of the asset with its fair value. If impairment of carrying value based on the estimated fair value exists, we measure the impairment through the use of projected discounted cash flows.  We operate as a single operating segment. We have not identified any components within our single operating segment and thus have a single reporting unit for purposes of our goodwill impairment test.

Stock-based Compensation - As described in our financial statements in “Note 13 — Equity Compensation”, we previously had a stock-based compensation plan utilizing equity units of our former parent company, Ultimate Resort, LLC.  That plan was discontinued on completion of the reverse merger on October 29, 2009, and as of that date we adopted the 2009 Stock Option Plan, which provides for the issuance of options to acquire up to 1,200,000 shares of our common stock.

We recognize compensation expense in an amount equal to the grant-date fair value of the equity units or, following adoption of the 2009 Stock Option Plan, the grant-date fair value of the common stock options. The estimated fair value of these equity units and options, as of the date of grant, is recorded as compensation cost over the vesting period.

Determining the fair value of the equity units previously issued required making potentially complex and subjective judgments. Our approach to valuation of the units, which were granted to employees at no cost to them, was to estimate their fair value based on the proceeds received by the parent company for other equity units with broadly similar characteristics. There was inherent uncertainty in making these estimates. During 2008 and 2009, we estimated the fair value at $30,000 per unit. During 2008, there were 83 equity units that vested and at December 31, 2008, there were a further 235 equity units that had not yet vested. All of these 235 equity units, together with 121 equity units issued in 2009, vested immediately on completion of the reverse merger on October 29, 2009. We recognized compensation expense of approximately $6.6 million in 2009, including approximately $5 million as a result of the accelerated vesting of these equity units upon consummation of the reverse merger.

Recent Accounting Pronouncements

The following Accounting Standards Codification Updates have been issued, or will become effective, after the end of the period covered by this discussion:

Pronouncement	Issued	Title
ASU No. 2009-13	October 2009	Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force

ASU No. 2009-14	October 2009	Software (Topic 985): Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force

ASU No. 2009-15	October 2009	Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing

ASU No. 2009-16	December 2009	Transfers and Servicing (Topic 860): Accounting for Transfers and Financial Assets.

ASU No. 2009-17	December 2009	Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities

ASU No. 2010-01	January 2010	Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force

ASU No. 2010-02	January 2010	Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification

ASU No. 2010-03	January 2010	Extractive Activities – Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures

ASU No. 2010-04	January 2010	Accounting for Various Topics: Technical Corrections to SEC Paragraphs

ASU No. 2010-05	January 2010	Compensation - Stock Compensation (Topic718): Escrowed Share Arrangements and the Presumption of Compensation

ASU No. 2010-06	January 2010	Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements

ASU No. 2010-07	January 2010	Not-for-Profit Entities (Topic 958): Not-for-Profit Entities - Mergers and Acquisitions

ASU No. 2010-08	February 2010	Technical Corrections to Various Topics

ASU No. 2010-09	February 2010	Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements

ASU No. 2010-10	February 2010	Consolidation (Topic 810): Amendments for Certain Investment Funds

ASU No. 2010-11	March 2010	Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives

To the extent appropriate, the guidance in the above Accounting Standards Codification Updates is already reflected in our consolidated financial statements and management does not anticipate that these accounting pronouncements will have any future effect on our consolidated financial statements.

At its meeting on March 18, 2010, the FASB’s Emerging Issues Task Force reached a consensus on five issues.  The consensuses were ratified by the FASB at its meeting on March 31, 2010, and the related Accounting Standards Codification Updates to be issued will become authoritative accounting guidance.  None of the consensuses address issues that we expect to have a material effect on our consolidated financial statements.

Results of Operations

The following table sets forth our historical consolidated income statement data (in thousands of dollars):

	Year Ended
	December 31,
	2009	2008	% Change
REVENUES
Membership – annual dues	$14,938	$17,486	-15%
Membership – upgrade fees	60	409	-85%
Membership – membership fees	7,052	3,650	93%
Membership – assessment fees	12,144	-	*
Other revenue	2,817	996	183%
REVENUES	37,011	22,541	64%

OPERATING EXPENSES:
Property operating costs	11,043	9,900	12%
Depreciation and amortization	5,526	4,479	23%
Lease costs	3,503	3,593	-3%
Advertising	1,231	2,307	-47%
Salaries and contract labor (including $6,604 and $2,169 of non-cash stock-based compensation)	11,753	9,419	25%
General and administrative	3,513	5,601	-37%
Loss (gain) on sale of property and equipment	535	(27)	*
Loss on impairment of assets held for sale	2,839	-	*
Sales commissions	479	1,032	-54%
OPERATING EXPENSES	40,422	36,304	11%

INCOME (LOSS) FROM OPERATIONS	(3,411)	(13,763)	75%

OTHER INCOME (EXPENSE):
Interest expense	(10,006)	(9,717)	3%
Interest income	98	278	-65%
Transaction expenses	(384)	-	*
RAP exchange inducement	(714)	-	*
Change in contingent acquisition consideration	1,458	-	*
OTHER INCOME (EXPENSE) – Net	(9,548)	(9,439)	1%

INCOME BEFORE INCOME TAXES	(12,959)	(23,202)	44%

BENEFIT (PROVISION) FOR INCOME TAXES	(6)	(20)	-70%

NET LOSS	$(12,965)	$(23,222)	44%

*  % change not meaningful

Year Ended December 31, 2009 compared with the Year Ended December 31, 2008 (in thousands)

 Revenues

Revenues of $37,011 increased by $14,470, or 64%, during the year ended December 31, 2009, from $22,541 during the same period in 2008. The higher revenues in 2009 include a $12,144 assessment fee charged to members in 2009 that was not charged in 2008.  Membership annual dues were $14,938 in 2009, representing a decrease of $2,548, or 15% from annual dues of $17,486 in 2008, primarily because of early dues renewal programs offered in 2008 and not offered in 2009, which accelerated revenues into 2008.  Other revenue was $2,817 in 2009, representing an increase of $1,821, or 183% compared with $996 in 2008 due to the cross reservation program fees in 2009 charged to Private Escapes for allowing their members to stay at our properties.  This cross-reservation program ended effective September 15, 2009, when we acquired Private Escapes.

 Operating Expenses

Operating expenses were $40,422 in 2009, representing an increase of $4,117, or 11%, from operating costs of $36,305 in 2008.  Property operating costs increased $1,143 in 2009 from 2008 primarily due to the cross reservation program fees in 2009 charged by Private Escapes for allowing our members to stay at their properties prior to the September 15, 2009 acquisition of certain of their assets and liabilities.  Depreciation and amortization increased by $1,047 to $5,526 in 2009, from $4,479 in 2008 reflecting the acquisition of Private Escape properties in September 2009.   Advertising costs decreased $1,076 in 2009 from 2008 due to a revised marketing strategy to target member referrals and other qualified leads produced as a result of a joint marketing agreement with Private Escapes that began in the second half of 2008.  Salary costs increased by $2,334 in 2009 compared with 2008, primarily as a result of increased stock-based compensation expense, primarily as a result of the accelerated vesting of equity units in connection with the reverse merger with SAAC, offset by staffing reductions and labor cost savings of which had been implemented in late 2008.  General and administrative costs decreased in 2009 compared with 2008 by $2,088 due primarily to reductions in credit card fees of $1,445, insurance costs of $300, travel costs of $216, and office lease costs of $41.  In 2009, we incurred a net loss of $535 on the sale of certain properties and recognized an impairment loss of $2,839 related to certain properties held for sale, compared with a $27 net gain on the sale of certain properties in 2008.   The assets held for sale were chosen because of low occupancy by club members or because we determined that we had excess inventory.  Impairment was calculated by comparing the carrying value on the books with the expected net proceeds of the sale.  Sales commissions decreased $553 in 2009 compared with 2008 due to lower sales volumes in 2009.

 Income (Loss) Before Other Income (Expense)

As a result of the above, our loss before other income (expense) improved by $10,353, or 75%, to a loss of $3,411 for 2009, from a loss of $13,764 in 2008.

 Other Income (Expense)

Interest expense increased to $10,006 for 2009, from $9,717 in 2008, due to the additional acquisition debt in the September 2009 purchase of Private Escapes.  Interest income decreased by $180 to $98 in 2009 from $278 in 2008 due to lower interest-bearing money market cash balances in 2009 than 2008.

In connection with the consummation of the reverse merger in October 2009, we incurred $384 of transaction-related expenses.

In connection with the reverse merger in October 2009, we offered our members the opportunity to convert their outstanding Redemption Assurance Program (RAP) balance to our common stock. We subsequently issued $8,963 of common stock in connection with the conversion of $8,249 of the members’ RAP balance to common stock and recognized $714 as an inducement expense.

As of December 31, 2009, we recognized a gain of $1,458 related to the outstanding contingent consideration for our September 15, 2009 acquisition of the business of Private Escapes, as a result of both a change in the estimate of the contingent consideration payable and a decrease since the acquisition date in the fair value of our common stock, in which the consideration is payable.

Liquidity and Capital Resources (in thousands)

Historically, our primary sources of cash have been cash flows from equity capital, club membership fees, annual dues, bank borrowings and term loans. Cash has been used for real estate purchase transactions, repayment of long term debt, purchases of equipment and working capital to support our growth. In 2009, a one time assessment fee was levied on our membership base. In 2010, annual revenues from dues are expected to increase as a result of a cost of living increase in the dues charged and the anticipated high renewal rate of members. Membership fees and upgrade fees are subject to the health of the economy and are less predictable. We do not intend to levy an assessment fee in 2010 unless the majority of members vote in favor of any proposed assessment. We intend to seek to raise more equity in 2010. We also plan to sell excess properties in our portfolio, the proceeds of which will primarily be used to repay debt. We have plans to spread out the collection of annual dues more evenly throughout the year.

Cash and cash equivalents, consisting primarily of deposits with financial institutions and credit card holdbacks, but excluding $4,343 of restricted cash, was $2,747 at December 31, 2009, compared with $966 at December 31, 2008. The increase of $1,781 was largely attributable to the club member assessment program initiated and implemented in the first five months of 2009.

We anticipate being able to meet our projected internal growth and operating needs, including capital expenditures, and expect to meet the cash requirements of our contractual obligations for at least the next 12 months if we are successful in executing our plans to increase our capital resources. Planned capital expenditure projects include approximately $513 for the complete renovation of our seven Trump Tower units in New York.

We incurred net losses of $12,965 and $23,222 during the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009, our current liabilities, excluding $12,600 of deferred annual membership dues that we expect to recognize in income in 2010, were $31,164, which exceeded our current assets of $6,710, excluding restricted cash of $4,343, by $24,454. In addition, although we have completed the acquisition of certain assets and liabilities of Private Escapes, refinanced our credit facility with CapitalSource and completed the reverse merger, we may not be able to meet certain covenants under the CapitalSource credit facility in the future. We have also experienced a decrease in new membership sales and existing member upgrades over the last six months of 2008 and throughout 2009.

The above factors, among others, indicate that we may encounter a liquidity event in the future which may cause us to be in default of our loan covenants. We are taking steps to increase cash flow in order to cover 2010 operational expenses, including, without limitation, the sale of selected club properties, and closely monitoring and reducing operating expenses wherever possible.

Total current and long term debt outstanding at December 31, 2009 was $123,279 compared with $96,765 outstanding at December 31, 2008. The debt outstanding at December 31, 2009 is primarily the amount outstanding under our CapitalSource credit facility of $98,982, a shareholder note payable of $10,000, various mortgages aggregating $13,590, as discussed below, and a non-mortgage notes totaling $707.

CapitalSource Revolving Credit Facility

Our amended and restated loan and security agreement with CapitalSource, entered into on September 15, 2009, provides for borrowings up to the lesser of a defined maximum amount or a defined borrowing base amount. The maximum amount available is $110 million through December 31, 2009, $108 million from January 1, 2010 through June 30, 2010, $105 million from July 1, 2010 through December 31, 2010 and $100 million from January 1, 2011 to the maturity date of April 30, 2011. The borrowing base amount is a percentage of the appraised value of all owned property encumbered by a mortgage in favor of CapitalSource. Through March 31, 2010, that percentage was 75%, from April 1, 2010 through December 31, 2010 it is 70% and from January 1, 2011 it is 65%. We are currently in negotiations with CapitalSource to extend the dates by which time we have to meet these percentage requirements.

Interest under the loan agreement is calculated on the actual days elapsed and the basis of a 360 day year and is payable monthly at the three-month LIBOR (approximately 0.25% at January 1, 2010) plus 5% per annum, subject to a floor of 8.75%. An exit fee of $1.65 million is due on maturity or earlier if the loan is terminated for any reason. The maturity date may be extended at our request for two additional one year periods, provided there is no default under the loan agreement and on payment of an extension fee of 0.25% of the then maximum loan amount of $100 million. Except for payments required on the sale of a mortgaged property, no principal payments are due until maturity on April 30, 2011, except required cash payments of $2 million on December 31, 2009, $3 million prior to June 30, 2010 (which have both been paid as of March 31, 2010) and $5 million prior to December 31, 2010. As described above, we are currently in negotiations with CapitalSource which may require us to increase the repayment obligations due by June 30, 2010 and December 31, 2010. If we exercise one or both of the extension options, cash payments are required of $5 million on each of June 30, 2011, December 31, 2011, June 30, 2012 and December 31, 2012. We may voluntarily prepay any part of the loan at any time but may terminate the loan agreement only by providing 30 days written notice and prepaying outstanding amounts in full.

We are required to meet certain covenants as defined in the loan agreement, including:

•
Maintain either (1) a restricted cash balance of not less than six months debt service, or (2) a debt service coverage ratio of 1.25 to 1.00, based on the ratio of Adjusted EBITDA for the immediately preceding 12 calendar months, to debt service (excluding balloon maturities of indebtedness) on a consolidated basis for the immediately preceding 12 calendar months. On March 16, 2010, CapitalSource agreed to reduce the restricted cash balance interest reserve by approximately $1,500,000, to be replenished in equal installments at the end of June, September, and December 2010.

•
Remain in compliance at all times with applicable requirements as to the ratio of the number of properties to club members or “equivalent club members”, as set forth in the applicable club membership plans;

•	Maintain a leverage ratio between debt and consolidated tangible net worth of no more than 3.5:1;

•
For the years ending December 31, 2009 and 2010, the consolidated net loss must not exceed $10 million and $5 million, respectively, and for the year ending December 31, 2011 and each succeeding year, the consolidated net income must not be less than $1 (net loss is adjusted in each year for the non-refundable portion of new member initiation fees not yet recognized in income and for non-cash stock-based compensation expensed in 2009); and

•	The debt ratio (aggregate mortgage financing to the aggregate appraised value for all owned Property) on a consolidated basis must not exceed 80%.

In addition to various covenants, the CapitalSource loan agreement contains customary events of default that would permit CapitalSource to accelerate repayment of amounts outstanding, including failure to pay any amounts outstanding under the loan agreement when due, insolvency, judgment or liquidation, failure to pay other borrowed money in excess of $500,000, failure to comply with the terms and conditions of the loan agreement, suspension of the sale of club memberships, termination of any club or club membership plan, failure to pay (without CapitalSource’s consent) any amounts due to a resigning club member in accordance with the terms of his or her club membership agreement and a change in our management (as defined in the loan agreement).

Note Payable to Shareholder

On April 30, 2007, Ultimate Resort Holdings issued a $10 million note payable to JDI, which at the time was a minority owner of Ultimate Resort Holdings and is now a minority owner of Ultimate Escapes Holdings. The obligations of Ultimate Resort Holdings under this note were subsequently assigned to Ultimate Escapes Holdings, when it assumed the Ultimate Resort Holdings operations, as discussed in Note 2 to our consolidated financial statements. On October 29, 2009, JDI assigned its interest in the note, as lender, to Ultimate Resort Holdings. The financial terms of the note remained unchanged. At the same time, Ultimate Resort, the majority owner of Ultimate Resort Holdings, acquired from JDI the minority interest in Ultimate Resort Holdings held by JDI. In consideration for the acquisition of the minority interest and the transfer, as lender, to Ultimate Resort Holdings of the note, JDI received 3,123,797 ownership units of Ultimate Escapes Holdings.

The note has a ten year term, with interest payable quarterly at 5% per annum and no principal payments are due until maturity on April 30, 2017. The note, which is subordinate to the revolving loan from CapitalSource, is collateralized by a second security interest in our assets and in certain real property.

Other Mortgage Loans

At December 31, 2009, we have other mortgage loans, aggregating $13,590, which we acquired when Ultimate Escapes Holdings acquired certain assets and liabilities of Private Escapes.  These mortgages are held by a number of mortgage providers and individuals and carry interest rates ranging from 3.4% to 15.0%. Certain of the mortgages are due within twelve months and, where possible, we are seeking to extend or renew these mortgages.

Included in these mortgage loans is $234 of the remaining outstanding principal balance of $936 related to a $3.75 million loan from Kederike, LLC, an entity in which Richard Keith, our Chairman, is a 50% owner. The original loan proceeds were used to pay a portion of the purchase price for the acquisition of four properties. Ultimate Escapes Holdings assumed $234 of the remaining outstanding principal balance when it acquired Private Escapes. The remainder of the outstanding principal balance of $702 was assumed by an entity controlled by Mr. Keith. Interest accrues on the loan at a rate equal to 1.5% above the interest rate applicable to the primary bank loan financing the original acquisition of the properties. The maturity date of the loan was October 15, 2009; however, the parties have negotiated an extension of the maturity date until June 30, 2010 on substantially the same terms.

Year Ended December 31, 2009 Compared with the Year Ended December 31, 2008 (in thousands)

Operating Activities

Net cash used by operating activities during the year ended December 31, 2009 was $(2,851), compared with net cash provided of $1,163 for the same period in 2008.  This decrease in cash from operating activities of $4,014 when comparing the two periods was benefited by a $10,257 decrease in net loss, from $(23,222) for the year ended December 31, 2008 to $(12,965) for the year ended December 31, 2009.  Cash usage when comparing the two periods was impacted $18,608 by the change in membership fees and dues not yet recognized, which was related to the acquisition of Private Escape memberships. Other working capital changes for the year ended December 31, 2009 compared with the same period in 2008 were $2,335 less reduction in restricted cash, $3,784 more in member receivables, and $1,973 increase in accounts payable and $714 for the RAP exchange inducement expense.

Investing Activities

Net cash of $3,100 was provided by investing activities during the year ended December 31, 2009 compared with $1,041 for the same period in 2008, an increase of $2,059.  There were no acquisitions of properties during the year ended December 31, 2009 and limited capital expenditures of $495 compared with $1,959 for the same period in 2008.

Financing Activities

Net cash provided by financing activities was $1,532 during the year ended December 31, 2009, a change of $10,915 compared with cash used in financing activities of $9,383 for the year ended December 31, 2008.   The material source of cash from financing was provided by the reverse merger with Ultimate Escapes Holdings.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Unaudited Operating Results using Adjusted GAAP Revenue Recognition and Adjusted EBITDA (in thousands)

We use an adjusted revenue calculation as an integral part of our internal financial management reporting and planning process, based on adjusted GAAP revenue recognition. For this purpose, the non-refundable club membership initiation fee is recognized over the first 18 months of membership, with the remaining club membership fee amortized over ten years, rather than the full amount of the club membership fee (including the non-refundable portion) being recognized over the ten-year expected life of the club membership, as is reflected in our consolidated financial statements. Club members cannot resign within the first 18 months of membership.  Because the club member initiation fee is non-refundable, we believe that treating such non-refundable initiation fee as earned over that 18 month minimum membership contract period better reflects the current performance of our business and the actual contractual terms of our club membership plan.

We also measure performance based on Adjusted EBITDA, which is the metric used to determine the UE owners earn out units as described in detail in Item 13, “Operating Agreement of Ultimate Escapes Holdings”.  Adjusted EBITDA with respect to any period, means, as determined in accordance with GAAP, the difference between our revenues (plus the non-refundable portion of membership fees to the extent such membership fees are not included in revenue pursuant to GAAP) and our expenses, on a consolidated basis for such period, plus the sum of (i) interest expense, (ii) income tax expense, (iii) depreciation expense and (iv) amortization expense but (v) excluding all non-cash compensation related to our 2009 Stock Option Plan and our previous employee stock-based compensation plan.

	GAAP Financial Information	Adjusted GAAP Revenue Recognition
	(in thousands)
Total Revenues	$37,011	$37,011
Add:
Non-GAAP revenue accretion		2,130
Adjusted Non-GAAP Revenue		$39,141

	GAAP Financial Information	Adjusted EBITDA
	(in thousands)
Net Loss	$(12,965)	$(12,965)
Add:
Non-GAAP revenue accretion		2,130
Non-cash stock-based compensation		6,604
Adjusted loss	(12,965)	(4,231)
Add:
Interest expense	10,006	10,006
Taxes	-	-
Depreciation and amortization (1)	8,365	8,365
Amortization of loan costs	1,296	1,296
EBITDA	$6,702
Adjusted EBITDA		$15,436

(1)	Depreciation includes the impairment charge on assets held for sale.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Regulations S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are set forth in a separate section of this report. See Part IV, Item 15 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2009. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on our evaluation, as of December 31, 2009, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

We were previously a blank check company formed with the objective of completing a business combination with one or more operating businesses. On October 29, 2009, we completed a business combination with Ultimate Escapes Holdings, in the form of a reverse acquisition, and we were renamed Ultimate Escapes, Inc.

Prior to the business combination, Ultimate Escapes Holdings was a private company.  As a result of the consummation of the business combination with Ultimate Escapes Holdings late in the fiscal year, management was unable to conduct an assessment of the internal control over financial reporting of Ultimate Escapes Holdings and its subsidiaries during the period between the date of the business combination and the end of the fiscal year.  In addition, management considered the assets, liabilities, and operations of our company to be insignificant when compared to the consolidated entity.  Accordingly, in reliance on guidance issued by the SEC, we have excluded management's report on internal control over financial reporting from this annual report.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers, and their ages as of March 31, 2010, are set forth below:

Name	Age	Position
James M. Tousignant	49	President, Chief Executive Officer and Class C Director
Richard Keith	54	Chairman and Class B Director
Philip Callaghan	57	Chief Financial Officer and Secretary
Robert Glinka	53	Chief Operating Officer
Ted Curtis	56	Chief Sales and Marketing Officer
Gregg Amonette	57	Senior Vice President, Business Development
Thomas D’Ambrosio	53	Senior Vice President, Chief Technology Officer
C. Thomas McMillen	57	Class C Director
Mark A. Frantz	41	Class B Director
Stephen Griessel	50	Class A Director

The Class A, Class B and Class C directors will stand for re-election at the 2010, 2011 and 2012 annual meetings of our stockholders, respectively.

James M. Tousignant has served as our President, Chief Executive Officer and Class C Director since October 2009. Prior to that, Mr. Tousignant served as the Founder, President, Chief Executive Officer and Director of Ultimate Resort from May 2004. Prior to founding Ultimate Resort in May 2004, Mr. Tousignant was most recently managing director at Thomson Financial and Morgan Stanley (NYSE: MS), where he was responsible for global sales and business development. From April 1993 to September 2000, Mr. Tousignant was the co-founder and president of Multex.com, Inc. (formerly NASDAQ: MLTX), a global provider of online financial information services, and was responsible for managing a rapidly growing global company with thousands of customers, 500 employees and revenues of $100 million worldwide. He was also active in raising more than $50 million in private venture capital at Multex, managing four acquisitions, and overseeing the company’s successful $40 million initial public offering in 1999. Mr. Tousignant started his first company, Mirror Images Software, Inc., as a senior at Rensselaer Polytechnic Institute (RPI). Mr. Tousignant attended RPI from 1978 to 1982, majoring in Management with a minor in Computer Science.

Richard Keith has served as our Chairman and Class B Director since October 2009. In April 1990, Mr. Keith started AppleOne Employment Services of Colorado. In five years, Mr. Keith sold the company to Corestaff Services and co-founded a second start-up company, Center Partners, Inc., a call center business. In October 1999, Center Partners was sold to the London-based WPP Group. In 2003, Mr. Keith founded Private Escapes Destination Clubs and created Private Escapes Premiere, and he served as Chief Executive Officer of Private Escapes Destination Clubs from 2004 until September 2009. In August 2004, Mr. Keith and his team launched Private Escapes Platinum, and Private Escapes Pinnacle followed in August 2006. Mr. Keith attended Bates College.

Philip Callaghan has served as our Chief Financial Officer and Secretary since October 2009. Prior to that, Mr. Callaghan served as Ultimate Escapes Holdings’ Chief Financial Officer since July 2004. From September 2002 to June 2004, Mr. Callaghan was Chief Financial Officer of the Global Sales Account Management team for the Thomson Corporation. He served as Chief Financial Officer of eNews.Com, Inc. a subsidiary of Barnes and Noble (NYSE: BKS), from January 2000 through June 2002. From December 1996 through September 1999, he served as Chief Financial Officer for Multex.com, Inc. (formerly NASDAQ: MLTX) during which time the company went public. Mr. Callaghan has also served as Chief Financial Officer of Graff Pay Per View, a distributor of programming to the cable and satellite industries, as Managing Director of Media Computer Systems Limited, a software developer for the television industry, and as Finance Director for MTV Europe, the cable television programmer. Mr. Callaghan was admitted as a Fellow of the Institute of Chartered Accountants of England and Wales in 1982, received a Bachelor of Science in Pure Physics, from University College London and holds dual nationality in the United States and United Kingdom.

Robert S. Glinka has served as our Chief Operating Officer since January 2010. From November 2009 until January 2010, Mr. Glinka served as a consultant to us. From October 2008 until October 2009, Mr. Glinka served as Chief Executive Officer of Areus Holdings, LLC, a startup privately held business whose concentration was in the hotel segment of the hospitality industry. From 2005 through 2008, Mr. Glinka served in a variety of capacities with Celebrity Resorts, a privately held vacation ownership company. Mr. Glinka’s roles during this time ranged from Executive Director of Acquisitions & Development to Chief Development Officer. From 2003 to 2005, Mr. Glinka served as both a consultant and Vice President of Development for The Sol Melia Vacation Club and was a member of the startup team for this international venture. From 1998 to 2003, Mr. Glinka served in several capacities with Fairfield Resorts and with the Cendant Corporation following the 2001 acquisition of Fairfield by Cendant. During this time, Mr. Glinka served as Vice President of Planning, Senior Vice President of Planning & Development and as Executive Vice President of Business Development. From 1978 to 1998, Mr. Glinka worked for The Walt Disney Company, serving in a variety of capacities within functional areas such as Accounting, Financial Planning, Business Development and Operations Planning. Mr. Glinka holds a Bachelor of Science in Business Administration from Western New England College in Springfield, Massachusetts and a Master of Business Administration from the Roy E. Crummer Graduate School of Business. Mr. Glinka is a member of Beta Gamma Sigma, the prestigious international honor society which recognizes business excellence.

Ted Curtis has served as our Chief Sales and Marketing Officer since January 2010. From November 2009 until January 2010, Mr. Curtis served as a consultant to us. From August 2004 to April 2007 and from June 2008 to December 2009, Mr. Curtis provided sales and marketing services to privately held vacation ownership companies with operations throughout the United States, Caribbean, Middle East and North Africa. In addition, since June 2008 Mr. Curtis has served as President and Chief Operating Officer, and as a member of the board of directors, of Freedom Environmental Services, Inc., a publicly-traded wastewater management company. Mr. Curtis also served as Senior Vice President of Sales and Marketing for Celebrity Resorts from May of 2007 through May of 2008. From 2003 to 2004, Mr. Curtis served as Senior Vice President of Sales and Marketing for Trendwest Resorts, a subsidiary of the Cendant Corporation, with direct operating responsibility for 2,000 employees, annual revenue generation of $550 million and full P&L performance. From 1997 to 2003, Mr. Curtis held the positions of Managing Director and Vice President at Hilton Grand Vacations Company, a subsidiary of the Hilton Hotel Corporation where he also served as a Member of the Executive Committee. From 1994 through 1996, Mr. Curtis was a Director at Marriott Vacation Club responsible for restructuring and growing the offsite sales channel. Prior to that Mr. Curtis, in partnership with Robert Trent Jones, Sr., developed the national award winning Ipswich Country Club in Massachusetts and held other senior sales and marketing positions with regional developers in the northeastern U.S. Mr. Curtis received a Bachelor of Science in Finance from the University of Vermont.

Gregg Amonette has served as our Senior Vice President of Business Development since October 2009. Prior that, Mr. Amonette has served as Senior Vice President of Business Development for Ultimate Escapes Holdings since July 2006, and has 25 years experience as a corporate officer, sales executive, and marketing executive. Mr. Amonette joined Ultimate Escapes Holdings in July 2006 as head of Business Development and is responsible for creating strategic partnerships with resort developers, hotel groups and marketing companies. From January 2004 to June 2006, Mr. Amonette served as Director of Marketing for SNL Financial, LC, a provider of sector-based business information. From August 1996 to March 2003, Mr. Amonette held various executive roles at Multex, Inc. (formerly NASDAQ: MLTX) a leading distributor of sellside research and data to buyside institutions. Mr. Amonette served as Executive Vice President, Global Product Groups, and corporate officer of Multex until it was acquired by Reuters, PLC (now Thomson Reuters; NYSE: TRI) in March 2003. From December 1994 to July 1996, he was Vice President and General Manager, North America of Micrognosis, the trading room technology division of CSK Corporation in Japan. From December 1984 to December 1994, Mr. Amonette held various sales management positions at the Brokerage Services Division of Automatic Data Processing, Inc. (NYSE: ADP) including Vice President of Retail Sales. Mr. Amonette received a Bachelor of Arts from Washington & Lee University.

Thomas D’Ambrosio has served as our Senior Vice President and Chief Technology Officer since October 2009. Prior to that, Mr. D’Ambrosio served as Senior Vice President and Chief Technology Officer for Ultimate Escapes Holdings since October 2005. Mr. D’Ambrosio began his employment with Ultimate Escapes Holdings in October 2005. From January 2005 to October 2005, Mr. D’Ambrosio was working on developing a private business venture. From March 2003 through December 2004, Mr. D’Ambrosio served as the Chief Information Officer for Reuters Research, a division of Reuters PLC (now Thomson Reuters, NYSE: TRI) formed with the acquisition of Multex.com, Inc. (formally NASDAQ: MLTX). From March 1992 to March 2003, Mr. D’Ambrosio served as Chief Information Officer and Chief Security Officer for Multex.com. From March 1989 to March 1992, Mr. D’Ambrosio served as Director of Advanced Systems Development for Automatic Data Processing (NYSE: ADP). Mr. D’Ambrosio received a Bachelor of Science in Business Information Systems and an Associate of Science degree in Computer Technology. Mr. D’Ambrosio is a veteran, having served as a member of the United States Air Force.

C. Thomas McMillen has served as a Class C Director since October 2009. Prior to that, Mr. McMillen served as our Chairman and Co-Chief Executive Officer since our inception and has over 20 years of experience in government, finance and acquisitions. From December 2004 until January 2007, he served as the Chairman and, from January 2007 until August 2008, he served as the Vice Chairman, of Fortress America Acquisition Corporation (now Fortress International Group, Inc.; NASDAQ: FIGI). Mr. McMillen has also served, since August 2005, as the Chief Executive Officer and Chairman of the board of directors, and from August 2005 to March 2007 served as the President, of Homeland Security Capital Corporation (OTC: HOMS), a consolidator of homeland security companies that provides capital and management advice for developing companies. Since March 12, 2010, Mr. McMillen has been the sole member and manager of NVT License Holdings, LLC, a Delaware limited liability company, which is the indirect parent and controlling entity of several other limited liability companies which hold the Federal Communications Commission licenses for eight full power and three low power television stations in eight different television markets. In 2003, Mr. McMillen co-founded Global Secure Corp., a homeland security company providing integrated products and services for critical incident responders, and served as its Chief Executive Officer from March 2003 until February 2004. From February 2004 until February 2005, Mr. McMillen served as a consultant to Global Secure Corp. In addition, from October 2004 to July 2005, he served as a Chairman of the board of directors of Global Defense Corporation, a development stage company focused on acquiring companies in critical infrastructure security. From December 2002 to February 2004, Mr. McMillen served as Vice Chairman and Director of Sky Capital Enterprises, Inc., a venture firm, and until February 2005 served as a consultant. From March 2003 to February 2004, Mr. McMillen served as Chairman of Sky Capital Holdings, Ltd, Sky Capital Enterprises’ London stock exchange-listed brokerage affiliate. In addition, Mr. McMillen is a founder and has been Chief Executive Officer and Chairman of Washington Capital Advisors, LLC, a merchant bank, since 2003. He also served as Chairman of TPF Capital, Washington Capital Advisors, LLC’s predecessor company, from June 2001 through December 2002. Mr. McMillen has also been an independent consultant throughout his career. From November 1994 through February 1999, Mr. McMillen served as the Founder, Chief Executive Officer and Director of Complete Wellness Centers, Inc. (OTC: CMWCO), a medical multi-disciplinary clinic management company. Mr. McMillen was appointed by President Clinton to Co-Chair the President’s Council on Physical Fitness and Sports from 1993 to 1997. From 1987 through 1993, he served three consecutive terms in the United States House of Representatives from the 4th Congressional District of Maryland. Prior to that, Mr. McMillen played 11 years in the National Basketball Association. Since October 2009, Mr. McMillen has served on the board of directors of the Foxhall Global Trends Fund (formerly known as the Shepherd Fund), a series of Dominion Funds, Inc. Mr. McMillen serves on the Board of Regents of the University of Maryland System. Mr. McMillen received a Bachelor of Science in chemistry from the University of Maryland and a Bachelor of Arts and a Master of Arts from Oxford University as a Rhodes Scholar.

Mark A. Frantz has served as a Class B Director since October 2009, and was a Special Advisor to our board of directors since inception Mr. Frantz founded BlueDelta Capital Partners in October 2009, and was a General Partner at RedShift Ventures from July 2006 to September 2009, and since then he has held the position of Venture Parter at RedShift. Mr. Frantz currently serves on the board of directors of RedShift Ventures’ portfolio companies Intelliworks, Telarix and TerraGo Technologies. Mr. Frantz also serves on the board of directors at ODIN Technologies and the Northern Virginia Technology Council (NVTC). Mr. Frantz has also been an investor/advisor to New Media Strategies (acquired by Meredith Corp., NYSE: MDP), Sourcefire (NASDAQ: FIRE) and Luna Innovations (NASDAQ: LUNA). From March to July 2006, Mr. Frantz was the Managing General Partner of In-Q-Tel, the strategic venture capital affiliate of the U.S. Intelligence Community. From January 2001 to March 2006, Mr. Frantz was with Carlyle Venture Partners, where he worked with Blackboard (NASDAQ: BBBB), Imagitas (acquired by Pitney Bowes, NYSE: PBI), ISR Solutions (acquired by Stanley Works, NYSE: SWK), and Secure Elements (acquired by Fortinet, NASDAQ: FTNT). Mr. Frantz joined Carlyle from Redleaf and prior to Redleaf, he was the Associate to the Senior Chairman of investment bank Alex. Brown (now Deutsche Bank Alex. Brown, NYSE: DB). He also served as the Associate Director in his last position at The White House Office of Intergovernmental Affairs under President George H. W. Bush from December 1990 to January 1993 and as the economic and technology policy advisor to Pennsylvania Governor Tom Ridge from January 1995 to 1997. He holds a Bachelor of Arts from Allegheny College and Juris Doctor and Master of Business Administration from the University of Pittsburgh.

Stephen Griessel has served as our Class A Director since October 2009. He was the Chief Executive Officer of American Community Properties Trust (NYSEA: APO), a public real estate investment trust, from October 2008 until its sale in December 2009. Mr. Griessel previously served as the Managing Director of RCI Southern Africa for nine years, from 1989 to 1998, and was a founding shareholder and Chief Executive Officer of Tourvest, until recently a publicly traded multi-faceted tourism company in Southern Africa, from 1997 to 2001. Prior to his work for American Community Properties Trust, Mr. Griessel was Executive Vice President of The Ginn Company, a developer of large scale residential resort properties throughout the United States and the Caribbean, from May 2004 to April 2007. Mr. Griessel received a Bachelor of Commerce and Master of Building Science from the University of Witwatersrand in Johannesburg, South Africa.

Independence of Directors

As a result of our securities being listed on the NYSE Amex until February 2010, we adhere to the rules of that exchange in determining whether a director is independent. The NYSE Amex requires that a majority of the board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Consistent with these considerations, our board of directors has affirmatively determined that C. Thomas McMillen, Mark A. Frantz and Stephen Griessel are independent directors.

Audit Committee

Our audit committee consists of Messrs. McMillen, Frantz and Griessel with Mr. McMillen serving as chairman. Each is an independent director under the NYSE Amex listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•
reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our annual report;

•
reviewing significant accounting and reporting issues, including complex or unusual transactions and highly judgmental areas and recent professional and regulatory pronouncements and understanding their impact on the financial statements;

•	overseeing and ensuring the independence of the independent auditor;

•	verifying the rotation of the audit partners having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	reviewing and approving all related-party transactions;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor;

•	reviewing the performance of the independent auditor and appointing or terminating the independent auditor;

•
Understanding the scope of internal and external auditors’ review of internal control over financial reporting and obtaining reports on significant findings and recommendations, together with management’s response; and

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters.

Our audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the NYSE Amex listing standards. The NYSE Amex listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, our board of directors has determined that Mr. McMillen satisfies the definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the Securities and Exchange Commission.

Compensation Committee

Our compensation committee consists of Messrs. McMillen, Frantz and Griessel as its members, with Mr. Frantz serving as chairman.  The purpose of the compensation committee is to review and approve compensation paid to our officers and directors and to administer our incentive compensation plans, including our 2009 Stock Option Plan and any other plans that may be adopted in the future, including authority to make and modify awards under such plans.

Nominating Committee

Our nominating committee consists of Messrs. McMillen, Frantz and Griessel, with Mr. Griessel, serving as chairman. During the period commencing with the closing of the reverse merger and ending with the 2012 annual meeting, the nominees for our board of directors will be determined pursuant to the terms of the voting agreement described below, a copy of which was filed as an exhibit to our Form 8-K filed on November 4, 2009.

Director Nominees

In connection with the reverse merger, on October 29, 2009, the founders of Secure American Acquisition Corporation (“SAAC”), Ultimate Resort Holdings and Ultimate Escapes Holdings entered into a voting agreement, pursuant to which our board of directors is set at six directors, and the SAAC founders or their respective affiliates have the right to nominate two individuals for appointment to our board of directors and Ultimate Resort Holdings or its affiliates have the right to nominate four individuals for appointment to our board of directors. Both of the nominees of the SAAC founders and two of the four nominees of Ultimate Resort Holdings must be independent pursuant to the Securities and Exchange Commission and the NYSE Amex rules and regulations. The SAAC founders caused their two nominees to be appointed to the board of directors immediately prior to the reverse merger, and Ultimate Resort Holdings caused three out of its four nominees to be appointed to the board of directors immediately prior to the reverse merger. There is one vacancy on the board of directors, which will be filled at a later date.  Messrs. McMillen and Frantz were appointed to the board of directors upon nomination by the SAAC founders, and Messrs. Tousignant, Keith and Griessel were appointed to the board of directors upon nomination by Ultimate Resort Holdings.

Our nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. Our nominating committee will consider persons identified by our stockholders, management, investment bankers and others. The guidelines for selecting nominees, which are specified in the nominating committee charter, provide that, generally, persons to be nominated should have certain basic personal and professional qualities in order to properly discharge their fiduciary duties to stockholders, provide effective oversight of our management and monitor our adherence to principles of sound corporate governance. The nominating committee will evaluate each individual in the context of the board as a whole, with the objective of recommending a group of persons that can best implement our business plan, perpetuate our business and represent stockholder interests. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time. The nominating committee will not distinguish among nominees recommended by stockholders and other persons.  There has been no material changes to the procedures by which security holders may recommend nominees to our board directors.

The guidelines for selecting nominees provide that our nominating committee will consider and evaluate candidates based on, among other factors, the following criteria:

•	Independence under the rules of the NYSE Amex;

•	Achievement in one or more fields of business, professional, governmental, community, scientific or educational endeavor;

•	Sound judgment derived from management or policy-making experience;

•	Knowledge of major issues facing public companies of a size and operational scope similar to our company;

•	Moral and ethical character; and

•	Ability to commit the required time necessary to discharge the duties of board membership.

The traits identified with respect to the current directors as qualifications to serve on our board of directors include:

James M. Tousignant	•	Ability to bring an insider’s perspective in board discussions about the business and strategic direction of our company as our Chief Executive Officer; and

	•	Extensive leadership experience and substantial understanding of company management and operations, which he has gained building and managing a number of different companies.

Richard Keith	•	Extensive leadership experience and substantial understanding of company management and operations, which he has gained building and managing a number of different companies; and

	•	Extensive experience and association with the luxury destination club industry.

C. Thomas McMillen	•	Qualification as “audit committee financial expert”; and

	•	Extensive leadership experience and substantial understanding of company management and operations, which he has gained building and managing a number of different companies.

Mark A. Frantz	•	Extensive experience as an advisor and a member of the board of a number of different companies.

Stephen Griessel	•	Extensive experience and association with the tourism and resort industry.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics applicable to our directors and officers in accordance with applicable federal securities laws and the rules of the NYSE Amex. A copy of the Code of Conduct and Ethics is publicly available on our website at  www.ultimateescapes.com. In addition, we will provide a copy of the Code of Conduct and Ethics without charge to any stockholders requesting a copy in writing from our General Counsel at our corporate headquarters.

Communication with the Board of Directors

Our stockholders and other interested parties may send written communications directly to the board of directors or to specified individual directors, including the Chairman or any non-management directors, by sending such communications to our corporate headquarters. Such communications will be reviewed by our legal counsel and, depending on the content, will be:

•	forwarded to the addressees or distributed at the next scheduled board meeting;

•	if they relate to financial or accounting matters, forwarded to the audit committee or distributed at the next scheduled audit committee meeting;

•	if they relate to executive officer compensation matters, forwarded to the compensation committee or discussed at the next scheduled compensation committee meeting;

•	if they relate to the recommendation of the nomination of an individual, forwarded to the nominating committee or discussed at the next scheduled nominating committee meeting; or

•
if they relate to our operations, forwarded to the appropriate officers of our company, and the response or other handling of such communications reported to the board of directors at the next scheduled board meeting.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers, and persons that own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Our officers, directors and 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. We prepare Section 16(a) forms on behalf of our directors and officers based on the information provided by them.

Based solely on review of this information and written representations from certain reporting persons, we believe that, during the 2009 fiscal year, no reporting person failed to file the forms required by Section 16(a) of the Exchange Act on a timely basis, except for (i) a Form 3 for Nisswa Fixed Income Master Fund Ltd. to report its holdings after it became a 10% owner on October 29, 2009 that was reported on November 19, 2009, (ii) a Form 3 for Nisswa Acquisition Master Fund Ltd. to report its holdings after it became a 10% owner on October 29, 2009 that was reported on November 19, 2009, (iii) a Form 4 for Stephen Griessel to report the acquisition of options that occurred on November 18, 2009 that was reported on December 8, 2009, (iv) a Form 4 for C. Thomas McMillen to report the acquisition of options that occurred on November 18, 2009 that was reported on December 7, 2009, (v) a Form 4 for Mark A. Frantz to report the acquisition of options that occurred on November 18, 2009 that was reported on December 4, 2009, (vi) a Form 4 for Nisswa Fixed Income Master Fund Ltd. to report the sale of warrants that occurred on October 30, 2009 that was reported on November 19, 2009, (vii) a Form 4 for Nisswa Acquisition Master Fund Ltd. to report the sale of warrants that occurred on October 30, 2009 that was reported on November 19, 2009, (viii) a Form 4 for C. Thomas McMillen to report the disposition of shares of common stock pursuant to Rule 16b-3(e) that occurred on October 29, 2009 that was reported on November 3, 2009, (ix) a Form 4 for SAAH to report the disposition of shares of common stock pursuant to Rule 16b-3(e) that occurred on October 29, 2009 that was reported on November 3, 2009 and (x) a Form 4 for Thomas V. D'Ambrosio to report the acquisition and exercise of an option that occurred on October 29, 2009 that was reported on November 3, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

Director Compensation and Other Information

Our board of directors adopted a compensation plan for independent directors of the board (the “Director Compensation Plan”), following the recommendation to do so by the compensation committee of our board. According to the Director Compensation Plan, our independent directors will be paid $40,000 annually, payable in quarterly installments. Each independent director serving as the chair of the audit committee, the compensation committee or the nominating committee will be paid an additional $10,000 (in the case of the audit committee) or $5,000 (in the case of the compensation and nominating committees) per year. We will reimburse the independent directors for reasonable travel and other expenses in connection with attending meetings of the board. Additionally, each independent director can use our properties for a total of 14 days each calendar year, subject to certain restrictions set forth in the Director Compensation Plan. The Director Compensation Plan also provides for the grant of options under our 2009 Stock Option Plan to purchase our common stock at an exercise price of either the par value of our common stock or the closing price of our common stock on the date of grant. These options were granted upon the adoption of the Director Compensation Plan in November 2009. Additional options may be awarded on an annual basis in the discretion of our board of directors.

Pursuant to the Director Compensation Plan, effective as of December 1, 2009, Mr. McMillen was appointed as non-executive Vice Chairman of our board of directors. For such service, Mr. McMillen will be paid $60,000 in cash per annum, payable in arrears in equal installments on our payroll schedule, and will receive $60,000 worth of options under our 2009 Stock Option Plan to purchase common stock with an exercise price of $0.0001 per share, issuable in equal quarterly installments in arrears (with the first grant to occur on February 28, 2010). The stock issued upon exercise of the options will have “piggyback” registration rights.

The following table shows the compensation earned by our non-employee directors in 2009:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)(2)	Total ($)
C. Thomas McMillen	17,500	11,667	29,167
Mark A. Frantz	11,250	11,667	22,917
Steve Griessel	11,250	11,667	22,917

(1)	Amounts reported represent the aggregate grant date fair value computed in accordance with FASB ASC 718.

(2)	As of December 31, 2009, the number of aggregate shares underlying outstanding option awards held by our non-employee directors is as follows:

Name	Option Awards Outstanding
C. Thomas McMillen	17,809
Mark A. Frantz	17,809
Steve Griessel	17,809

Summary Compensation Table

The following table shows, for the years ended December 31, 2009 and 2008, the compensation paid to or earned by our chief executive officer and the two other most highly compensated executive officers of Ultimate Escapes in 2009, who we refer to collectively as our named executive officers.

Name and Principal Position(1)	Year	Salary $	Stock Awards (2) $	Option Awards(2) $	Total $
James M. Tousignant, President	2009	316,154	3,000,000	793	3,316,947
and Chief Executive Officer	2008	425,769	925,000	—	1,350,769

Philip Callaghan, Chief Financial	2009	261,057	1,050,000	793	1,311,850
Officer and Secretary	2008	355,192	356,250	—	711,442

Richard Keith, Chairman(3)	2009	334,616	—	793	335,409
	2008	374,152	—	—	374,152

(1)
Includes compensation paid by Ultimate Escapes Holdings prior to the consummation of the reverse merger on October 29, 2009. No named executive officer was a participant in a defined benefit or deferred compensation plan.

(2)
Amounts reported represent the aggregate grant date fair value computed in accordance with FASB ASC 718. See Note 13 to the consolidated financial statements included herein for the year ended December 31, 2009 for details as to the assumptions used to determine the fair value of the stock and option awards.

(3)	Includes compensation paid by Private Escapes prior to September 15, 2009.

Outstanding Equity Awards at Fiscal Year End 2009

None of the named executive officers held outstanding equity awards at December 31, 2009.

Employment Agreements

We entered into employment agreements with each of James M. Tousignant, Richard Keith and Philip Callaghan, effective as of October 29, 2009.

James Tousignant Employment Agreement

Mr. Tousignant’s employment agreement with us provides for an annual base salary of $450,000 and will increase each year of the term by 10%. In addition, Mr. Tousignant is eligible to receive an annual bonus each year of the term of at least 10% and at most 100% of his base salary, determined at the sole discretion of the board of directors and based on such factors as the board of directors establishes. Mr. Tousignant is also eligible to receive a pro rata bonus amount for the portion of the year he was employed should his employment terminate other than for Cause (as defined in the employment agreement). In addition, Mr. Tousignant is entitled to additional benefits, including reimbursement of business expenses, paid vacation, a $25,000 per year car allowance, continuation of certain Ultimate Escapes luxury destination club memberships and participation in other company benefits, plans, or programs that may be available to other senior executives from time to time. The employment agreement also entitles Mr. Tousignant to certain equity incentives, in an amount yet to be determined by the compensation committee but which will vest ratably in three equal annual installments commencing on the first anniversary of the initial grant date(s) thereof, and may be further accelerated or forfeited as set forth in the equity agreement that the parties will enter into in connection with the employment agreement.

The employment agreement has an initial term beginning on October 29, 2009, and ending on October 29, 2012, unless sooner terminated by the parties in accordance with the terms of the employment agreement, or extended for successive one-year terms, unless either party gives written notice within 90 days prior to the end of the term that such party desires not to renew the employment agreement.

The employment agreement permits the parties to terminate the agreement at any time for any reason. Should the employment agreement terminate because of the expiration of the agreement term, for Cause or due to the voluntary resignation by Mr. Tousignant without Good Reason (as those terms are defined in the employment agreement), then the employment agreement entitles Mr. Tousignant to the compensation and benefits, including payment for accrued but untaken vacation days, otherwise payable to him through the last day of his employment (his “Accrued Obligations”). However, should we terminate Mr. Tousignant’s employment without Cause, or should the agreement terminate due to Mr. Tousignant’s death or disability, or should Mr. Tousignant resign his employment for Good Reason, then, subject to the execution of a release by Mr. Tousignant, the employment agreement will entitle Mr. Tousignant to his Accrued Obligations and his annual base salary then in effect for a period of twelve months on a regular payroll basis, and continued coverage under, and contributions towards, Mr. Tousignant’s health care, dental, disability and life insurance benefits on the same basis as immediately prior to the date of termination, for twelve months from the last day of Mr. Tousignant’s employment; subject to certain exceptions, including that we are relieved of our obligation to provide continued benefit coverage should Mr. Tousignant become covered by an equivalent benefit from another source.

The employment agreement requires us to indemnify Mr. Tousignant to the same extent we indemnify our officers and directors under our charter and bylaws, including maintaining Directors and Officers insurance.

The employment agreement includes a confidentiality provision prohibiting Mr. Tousignant from misappropriating our confidential and proprietary information. The employment agreement includes a non-solicitation provision prohibiting Mr. Tousignant from soliciting our employees and customers for a period of (i) one year from the date of his termination or (ii) 30 months from the closing date of the reverse merger, whichever is longer. The employment agreement prohibits Mr. Tousignant from competing with us, including any company providing luxury destination club vacation opportunities or the ownership and/or operation of a business of providing luxury destination club vacation opportunities for a period of (a) one year from the date of his termination or (b) 30 months from the closing date of the reverse merger, whichever is longer.

Richard Keith Employment Agreement

Mr. Keith’s employment agreement with us provides for an annual base salary of $375,000. In addition, Mr. Keith is eligible to receive an annual bonus determined at the sole discretion of the board of directors and based on such factors as the board of directors establishes. Mr. Keith is also eligible to receive a pro rata bonus amount for the portion of the year he was employed should his employment terminate other than for Cause (as defined in the employment agreement). In addition, Mr. Keith is entitled to additional benefits, including reimbursement of business expenses, paid vacation, and participation in other company benefits, plans, or programs that may be available to our other senior executives from time to time. The employment agreement also provides that Mr. Keith is eligible to receive certain equity incentives, in an amount and with a vesting schedule to be determined by our board of directors, and may be further accelerated or forfeited as set forth in the equity agreement that the parties may enter into in connection with the employment agreement.

The employment agreement has an initial term beginning on October 29, 2009, and ending on October 29, 2010, unless sooner terminated by the parties in accordance with the terms of the employment agreement, or extended for successive one-year terms, unless either the executive or we give written notice within 60 days prior to the end of the term that such party desires not to renew the employment agreement.

The employment agreement permits the parties to terminate the agreement at any time for any reason. Should the employment agreement terminate because of the expiration of the agreement term, for Cause, or due to the voluntary resignation by Mr. Keith without Good Reason (as those terms are defined in the employment agreement), then the employment agreement entitles Mr. Keith to the compensation and benefits, including payment for accrued but untaken vacation days, otherwise payable to him through the last day of his employment (his “Accrued Obligations”). However, should we terminate Mr. Keith’s employment without Cause, or should the agreement terminate due to Mr. Keith’s death or disability, or should Mr. Keith resign his employment for Good Reason, then, subject to the execution of a release by Mr. Keith, the employment agreement will entitle Mr. Keith to his Accrued Obligations and his annual base salary then in effect for a period of six months on a regular payroll basis, and continued coverage under, and contributions towards, Mr. Keith’s health care, dental, disability and life insurance benefits on the same basis as immediately prior to the date of termination, for six months from the last day of Mr. Keith’s employment; subject to certain exceptions, including that we are relieved of our obligation to provide continued benefit coverage should Mr. Keith become covered by an equivalent benefit from another source.

The employment agreement requires us to indemnify Mr. Keith to the same extent as we indemnify our officers and directors under our charter and bylaws, including maintaining Directors and Officers insurance.

The employment agreement includes a confidentiality provision prohibiting Mr. Keith from misappropriating our confidential and proprietary information. The employment agreement includes a non-solicitation provision prohibiting Mr. Keith from soliciting our employees and customers for a period of (i) one year from the date of his termination or (ii) 30 months from the closing date of the reverse merger, whichever is longer. The employment agreement prohibits Mr. Keith from competing with us, including any company providing luxury destination club vacation opportunities or the ownership and/or operation of a business of providing luxury destination club vacation opportunities for a period of (a) one year from the date of his termination or (b) 30 months from the closing date of the reverse merger, whichever is longer.

Philip Callaghan Employment Agreement

Mr. Callaghan’s employment agreement with us provides for an annual base salary of $375,000. In addition, Mr. Callaghan is eligible to receive an annual bonus determined at the sole discretion of the board of directors and based on such factors as the board of directors establishes. Mr. Callaghan is also eligible to receive a pro rata bonus amount for the portion of the year he was employed should his employment terminate other than for Cause (as defined in the employment agreement). In addition, Mr. Callaghan is entitled to additional benefits, including reimbursement of business expenses, paid vacation, and participation in other company benefits, plans, or programs that may be available to other senior executives from time to time. The employment agreement also provides that Mr. Callaghan is eligible to receive certain equity incentives, in an amount and with a vesting schedule to be determined by the our board of directors, and may be further accelerated or forfeited as set forth in the equity agreement that the parties may enter into in connection with the employment agreement.

The employment agreement has an initial term beginning on October 29, 2009, and ending on October 29, 2010, unless sooner terminated by the parties in accordance with the terms of the employment agreement, or extended for successive one-year terms, unless either party gives written notice within 60 days prior to the end of the term that such party desires not to renew the employment agreement.

The employment agreement permits the parties to terminate the agreement at any time for any reason. Should the employment agreement terminate because of the expiration of the agreement term, for Cause, or due to the voluntary resignation by Mr. Callaghan without Good Reason (as those terms are defined in the employment agreement), then the employment agreement entitles Mr. Callaghan to the compensation and benefits, including payment for accrued but untaken vacation days, otherwise payable to him through the last day of his employment (his “Accrued Obligations”). However, should we terminate Mr. Callaghan’s employment without Cause, or should the agreement terminate due to Mr. Callaghan’s death or disability, or should Mr. Callaghan resign his employment for Good Reason, then, subject to the execution of a release by Mr. Callaghan, the employment agreement will entitle Mr. Callaghan to his Accrued Obligations and his annual base salary then in effect for a period of six months on a regular payroll basis, and continued coverage under, and contributions towards, Mr. Callaghan’s health care, dental, disability and life insurance benefits on the same basis as immediately prior to the date of termination, for six months from the last day of Mr. Callaghan’s employment; subject to certain exceptions, including that we are relieved of our obligation to provide continued benefit coverage should Mr. Callaghan become covered by an equivalent benefit from another source.

The employment agreement requires us to indemnify Mr. Callaghan to the same extent we indemnify our officers and directors under our charter and bylaws, including maintaining Directors and Officers insurance.

The employment agreement includes a confidentiality provision prohibiting Mr. Callaghan from misappropriating our confidential and proprietary information. The employment agreement includes a non-solicitation provision prohibiting Mr. Callaghan from soliciting our employees and customers for a period of (i) one year from the date of his termination or (ii) 30 months from the closing date of the reverse merger, whichever is longer. The employment agreement prohibits Mr. Callaghan from competing with us, including any company providing luxury destination club vacation opportunities or the ownership and/or operation of a business of providing luxury destination club vacation opportunities for a period of (a) one year from the date of his termination or (b) 30 months from the closing date of the reverse merger, whichever is longer.

2009 Stock Option Plan

In October 2009, our stockholders approved the adoption of the 2009 Stock Option Plan. The Plan provides for the issuance of a maximum of 1,200,000 shares of common stock in connection with the grant of options to our employees, directors and consultants. As of December 31, 3009, options to purchase a total of 53,427 shares of our common stock, at a weighted average exercise price of $5.65, were outstanding under the Plan, and 1,137,773 shares of common stock remained available for issuance pursuant to future option grants under the Plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of March 31, 2010 by:

•	each person known by us to be the beneficial owner of more than 5% of the outstanding shares of the our common stock on March 31, 2010;

•	each of our current named executive officers and directors; and

•	all of our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Beneficial ownership is determined in accordance with the rules of the SEC, and is based on a total of 2,517,793 shares of our common stock outstanding as of March 31, 2010. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants or rights held by that person that are currently exercisable or exercisable, convertible or issuable within 60 days of March 31, 2010, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Information in the following table (i) does not reflect beneficial ownership of any shares of our common stock into which earn-out units which may be issued pursuant to the Operating Agreement may be exchanged and (ii) assumes that none of the escrowed indemnification units are forfeited by the UE Owners.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Executive officers and directors:
James M. Tousignant(2)	3,875,333	60.8%
Richard Keith(3)	574,407	18.6%
Philip Callaghan(4)	1,100	*
C. Thomas McMillen(5)	1,363,947	36.8%
Mark Frantz	2,518	*
Stephen Griessel(6)	—	*
All officers and directors as a group (10 individuals)(2)(3)(4)(5)(6)	5,821,703	71.5%
Other 5% Stockholders:
Ultimate Resort Holdings, LLC(8)	3,858,571	60.5%
JDI Ultimate, L.L.C.(9)	3,123,797	55.4%
Private Escapes Holdings, LLC(10)	574,307	18.6%
Secure America Acquisition Holdings, LLC(11)	2,372,082	51.6%
Brian Taylor(12)	1,661,450	39.8%

*	Less than 1%

(1)	Unless otherwise indicated, the primary business address of each beneficial owner is 3501 West Vine Street, Suite 225, Kissimmee, Florida 34741.

(2)
Reflects the ownership by Mr. Tousignant of 16,762 shares of common stock and 3,858,571 shares of common stock into which 3,858,571 ownership units in Ultimate Escapes Holdings may be exchanged, all of which units are owned by Ultimate Resort Holdings. Mr. Tousignant is a member of the board of managers of Ultimate Resort Holdings. Mr. Tousignant also holds a majority of the voting rights in, is a principal of the manager of, and owns a 43.8% interest in, Ultimate Resort which is the sole owner of Ultimate Resort Holdings. Accordingly, Mr. Tousignant may be deemed to beneficially own all of the 3,858,571 shares of common stock into which the 3,858,571 ownership units in Ultimate Escapes Holdings owned by Ultimate Resort Holdings may be exchanged. See footnote (8). Mr. Tousignant disclaims beneficial ownership of all such shares, except to the extent of his pecuniary interest therein.

(3)
Reflects the ownership by Mr. Keith of 100 shares of common stock and 574,307 shares of common stock into which 574,307 ownership units in Ultimate Escapes Holdings may be exchanged, all of which units are owned by PE Holdings. Mr. Keith is the managing member of, and owns a 75% interest in, PE Holdings. Accordingly, Mr. Keith may be deemed to beneficially own all of the 574,307 shares of common stock into which the 574,307 ownership units in Ultimate Escapes Holdings owned by PE Holdings may be exchanged. See footnote (10). Mr. Keith disclaims beneficial ownership of all such shares, except to the extent of his pecuniary interest therein. Mr. Keith’s primary business address is 145 East Mountain Avenue, Fort Collins, Colorado 80524.

(4)
Excludes shares of common stock into which ownership units in Ultimate Escapes Holdings which are owned by Ultimate Resort Holdings may be exchanged. Mr. Callaghan has a minority interest in Ultimate Resort, which is the sole owner of Ultimate Resort Holdings.

(5)
Mr. McMillen owns 57.5% of the ownership interests of Secure America Acquisition Holdings, LLC, which includes 12,117 shares deemed to be beneficially owned by Mr. McMillen through his 29.6% ownership in Homeland Security Capital Corporation. The number of shares beneficially owned includes 1,193,487 shares issuable upon exercise of warrants held by Secure America Acquisition Holdings, LLC. See footnote (11). Mr. McMillen’s primary business address is 1005 North Glebe Road, Suite 550, Arlington, Virginia 22201.

(6)
Excludes shares of common stock into which ownership units in Ultimate Escapes Holdings which are owned by Ultimate Resort Holdings may be exchanged. Mr. Griessel has a minority interest in Ultimate Resort, which is the sole owner of Ultimate Resort Holdings. Mr. Griessel’s primary business address is 222 Smallwood Village Center, Waldorf, Maryland 20602.

(7)
Also excludes shares of common stock into which ownership units in Ultimate Escapes Holdings which are owned by Ultimate Resort Holdings may be exchanged. Messrs. Amonette and D’Ambrosio each has a minority interest in Ultimate Resort, which is the sole owner of Ultimate Resort Holdings.

(8)
Reflects the ownership by Ultimate Resort Holdings of 3,858,571 shares of common stock into which 3,858,571 ownership units in Ultimate Escapes Holdings which are owned by Ultimate Resort Holdings may be exchanged. Ultimate Resort is the sole owner of Ultimate Resort Holdings. Accordingly, Ultimate Resort may be deemed to beneficially own all of the 3,858,571 shares of common stock into which the 3,858,571 ownership units in Ultimate Escapes Holdings owned by Ultimate Resort Holdings may be exchanged. Ultimate Resort disclaims beneficial ownership of all such shares, except to the extent of its pecuniary interest therein.

(9)
Reflects the ownership by JDI of 3,123,797 shares of common stock into which 3,123,797 ownership units in Ultimate Escapes Holdings which are owned by JDI may be exchanged. JDI’s primary business address is 813 North Elston Avenue, Chicago, Illinois 60622.

(10)
Reflects the ownership by PE Holdings of 574,307 shares of common stock into which 574,307 ownership units in Ultimate Escapes Holdings which are owned by PE Holdings may be exchanged. PE Holdings’ primary business address is 145 East Mountain Avenue, Fort Collins, Colorado 80524.

(11)
Secure America Acquisition Holdings, LLC is the record holder of 297,082 shares of our common stock and warrants to purchase an aggregate of 2,075,000 shares of our common stock. Secure America Acquisition Holdings, LLC serves solely as a holding company with respect to our securities and has no operations. The membership interests of Secure America Acquisition Holdings, LLC are held as follows: C. Thomas McMillen (49.94%); Harvey L. Weiss (13.67%); Homeland Security Capital Corporation (13.77%); S. Kent Rockwell (10.59%); Michael Brigante (3.51%); James Maurer (2.22%); Philip A. McNeill (4.24%); Brian Griffin (1.06%) and Secure America Holdings, LLC (1%). Under the terms of a proxy agreement with the managing member, Secure America Holdings, LLC, Messrs. McNeill and Rockwell share voting and investment power with respect to all 297,082 shares of common stock held by Secure America Acquisition Holdings, LLC, and thus each may be deemed to beneficially own all such shares, although each of Messrs. McNeill and Rockwell disclaim beneficial ownership of such shares except to the extent of their respective pecuniary interests.

(12)
Reflects shares of common stock issuable upon exercise of warrants beneficially owned by Brian Taylor, Nisswa Acquisition Master Fund, Ltd. (“Master Fund”), Nisswa Fixed Income Master Fund Ltd. (“Fixed Income Fund”), and/or Pine River Capital Management L.P., the investment manager of Fixed Income Fund (the “Investment Manager”), based on a Schedule 13D filed by such persons on November 19, 2009. The address of these reporting persons is 601 Carlson Parkway, Suite 330, Minnetonka, Minnesota 55305.

Equity Compensation Plan Information

The following table sets forth certain information as of the end of the most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

	Number of Securities	Weighted Average
	to be Issued Upon	Exercise Price of	Number of
	Exercise of Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Remaining Available
Plan Category	and Rights	and Rights	for Future Issuance

Equity compensation plans approved by security holders	53,427	5.65	1,137,773

Equity compensation plans not approved by security holders	-	-	-

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Review and Approval of Transactions with Related Persons

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving all transactions or arrangements in which we were or will be a participant in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire on an annual basis that elicits information about related party transactions. These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Transactions with Related Persons

Other than the transactions described under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations) and the transactions described below, since January 1, 2008, there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of (i) $120,000 or (ii) one percent of the average of our company’s total assets at year end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Founder Shares

In May 2007, we issued an aggregate of 2,500,000 shares of our common stock to SAAH (our principal initial stockholder and an entity controlled by Philip A. McNeill and S. Kent Rockwell, members of our board of directors prior to the reverse merger and certain other members of our management prior to the reverse merger) for a total purchase price of $25,000. At the closing of the reverse merger, the 2,500,000 shares of common stock issued to SAAH were reduced to 314,705 shares pursuant to the terms of the Contribution Agreement.

Reverse Merger

On October 29, 2009, we consummated the reverse merger with Ultimate Escapes Holdings. Pursuant to the terms of the Contribution Agreement, we received 1,232,601 ownership units of Ultimate Escapes Holdings, in consideration for contributing $9.8 million to Ultimate Escapes Holdings. The UE Owners retained the remaining 7,556,675 ownership units of Ultimate Escapes Holdings, which, under the terms of the Operating Agreement, may be converted by the UE Owners on a one-to-one basis into shares of our common stock. Of such retained units, 717,884 units were deposited into escrow at the closing of the reverse merger to secure the indemnification obligations of the UE Owners to us in connection with the reverse merger, pursuant to an escrow and indemnification agreement. Additionally, the UE Owners are eligible to receive up to an aggregate of 7,000,000 additional ownership units of Ultimate Escapes Holdings, convertible on a one-to-one basis into shares of our common stock, upon the achievement by Ultimate Escapes Holdings of certain Adjusted EBITDA milestones, as set forth in the Operating Agreement. For each ownership unit of Ultimate Escapes Holdings issued to the UE Owners, James T. Tousignant, in his capacity as the Owner Representative, also received one share of our Series A Voting Preferred Stock. At any time that any UE Owner exchanges ownership units of Ultimate Escapes Holdings for shares of our common stock, a like number of shares of Series A Voting Preferred Stock will be canceled. Upon consummation of the reverse merger, Ultimate Escapes Holdings became our subsidiary, and the business and assets of Ultimate Escapes Holdings and its subsidiaries are our only operations. In connection with the reverse merger, we entered into the employment agreements described in Item 10 - Executive Compensation.

Operating Agreement of Ultimate Escapes Holdings

In connection with the reverse merger, on October 29, 2009, we, Ultimate Escapes Holdings, Ultimate Resort Holdings, JDI and PE Holdings entered into the Operating Agreement, which provides for the management of Ultimate Escapes Holdings after the consummation of the reverse merger. Under the terms of the Operating Agreement, the board of managers of Ultimate Escapes Holdings will mirror the board of directors of our company at all times during which the voting agreement as described below is in effect.

Pursuant to the Operating Agreement, the UE Owners will have the right to receive, in the aggregate, the following amount of additional Ultimate Escapes Holdings’ ownership units, in proportion to their respective earn-out sharing percentages, subject to the conditions described below:

•	Up to 3,000,000 earn-out units will be issued if Ultimate Escapes Holdings’ Adjusted EBITDA (as defined below) for fiscal 2010 or fiscal 2011 is greater than $23 million, as follows:

If Adjusted EBITDA for fiscal 2010 or fiscal 2011 is equal to or greater than $27 million, an aggregate of 3,000,000 earn-out units will be issued; or

If Adjusted EBITDA for fiscal 2010 is greater than $23 million but less than $27 million, the number of earn-out units to be issued shall equal a corresponding proportionate percentage of the 3,000,000 earn-out units equal to the Adjusted EBITDA earned for the applicable year in excess of $23,000,000 divided by $4,000,000.

•	Up to 4,000,000 earn-out units will be issued if Ultimate Escapes Holdings’ Adjusted EBITDA for fiscal 2011 or fiscal 2012 is greater than $32 million, as follows:

If Adjusted EBITDA for fiscal 2011 or fiscal 2012 is equal to or greater than $45 million, an aggregate of 4,000,000 earn-out units will be issued; or

If Adjusted EBITDA for fiscal 2011 is greater than $32 million but less than $45 million, the number of earn-out units to be issued shall equal a corresponding proportionate percentage of the 4,000,000 earn-out units equal to the Adjusted EBITDA earned for the applicable year in excess of $32,000,000 divided by $13,000,000.

“Adjusted EBITDA,” with respect to any period, means, as determined in accordance with GAAP, the difference between our revenues (plus the non-refundable portion of membership fees to the extent such membership fees are not included in revenue pursuant to GAAP) and our expenses, on a consolidated basis for such period, plus the sum of (i) interest expense, (ii) income tax expense, (iii) depreciation expense and (iv) amortization expense but (v) excluding all non-cash compensation related to our 2009 Stock Option Plan.

The UE Owners also have the right to exchange each of their Ultimate Escapes Holdings’ ownership units, including all earn-out units received, if any, at any time for shares of our common stock. However, we may, in our sole discretion, elect to make a cash payment to holders of ownership units in lieu of issuing common stock. The exchange ratio for any ownership units so converted into shares of our common stock will be one-for-one.

Voting Agreement

Also in connection with the reverse merger, on October 29, 2009, the SAAC founders, Ultimate Resort Holdings and Ultimate Escapes Holdings entered into a voting agreement, pursuant to which, until October 28, 2012, our board of directors is set at six directors, and the SAAC founders or their respective affiliates have the right to nominate two individuals for appointment to our board of directors following the  and Ultimate Resort Holdings or its affiliates have the right to nominate four individuals for appointment to our board of directors following the reverse merger. Both of the nominees of the SAAC founders and two of the nominees of Ultimate Resort Holdings must be independent pursuant to the Securities and Exchange Commission and the NYSE Amex rules and regulations. The SAAC founders caused their nominees to be appointed to the board of directors immediately prior to the reverse merger, and Ultimate Resort Holdings caused three out of its four nominees to be appointed to the board of directors immediately prior to the reverse merger. There is one vacancy on the board of directors, which will be filled at a later date.

Secure America Acquisition Holdings Voting Agreement

On November 11, 2009, Ultimate Escapes Holdings, Ultimate Resort Holdings, SAAH and certain direct or indirect owners of SAAH, including Mr. McMillen, entered into a voting agreement pursuant to which, among other things, SAAH granted to Ultimate Resort Holdings a proxy to vote the shares of our common stock owned by SAAH or its direct or indirect owners until November 11, 2010. Also pursuant to this voting agreement, we agreed to repay certain advances previously made by certain members of SAAH to us, in the aggregate amount of $225,000 plus interest at the rate of 6% through payment in full on January 31, 2010. We also agreed to provide to SAAH, for the benefit of certain SAAH members (including Mr. McMillen) use of an Elite Club platinum membership for a period of three years.

Indemnification Escrow

Also on October 29, 2009, we, Ultimate Escapes Holdings, the Owner Representative and SunTrust Banks, Inc., as escrow agent, entered into an indemnification and escrow agreement, which provides that the covenants, agreements and representations and warranties of a party made in or pursuant to the Contribution Agreement shall survive the closing of the reverse merger until the earlier of (i) the fifteenth day after the date we file with the SEC our Annual Report on Form 10-K for the year ending December 31, 2010 or (ii) April 15, 2011; provided, however, that certain of the representations and warranties will survive until the expiration of the applicable statutes of limitation for claims thereunder; and provided, further that certain of the representations and warranties, designated as the “Fundamental Representations,” shall survive for six years after the closing of the reverse merger. Each of us, on the one hand, and the UE Owners, jointly and severally, on the other hand (each of which is referred to as a party and for the purpose of this description of the indemnification provisions, the “indemnifying party”), have agreed to indemnify and hold the other parties (the “indemnified party,” which expression shall include its affiliates, and its or their successors and assigns and respective directors, officers, employees and agents), harmless from and against any liability, claim (including claims by third parties), demand, judgment, loss, cost, damage, or expense whatsoever (including reasonable attorneys’, consultants’ and other professional fees and disbursements of every kind, nature and description), which are referred to collectively herein as the “Damages”, that arise from (i) any breach of any representation or warranty of such indemnifying party contained in the Contribution Agreement and (ii) any fraud or intentional misconduct committed by the indemnifying party.

At the closing of the reverse merger, the UE Owners deposited into escrow a total of 717,884 ownership units of Ultimate Escapes Holdings (the “Escrowed Indemnification Units”). The Escrowed Indemnification Units will be used to satisfy indemnification claims pursuant to the terms of the Indemnification and Escrow Agreement. No amount shall be payable to an indemnified party unless and until the aggregate amount of all indemnifiable Damages otherwise payable to all indemnified parties exceeds $600,000, in which event the amount payable shall only be the amount in excess of $600,000. Moreover, the indemnification obligations of the UE Owners shall not in any event exceed 10% of the Retained Units (as defined in the Operating Agreement); provided that, with respect to any Damages based on breach of the Fundamental Representations or on fraud or intentional misconduct, the aggregate liability for Damages shall be 25% of the Retained Units; and provided, further, that, in no event shall the aggregate liability for Damages exceed 25% of the Retained Units.

In addition, a portion of the earn-out payable under the Operating Agreement equal to 15% of the Retained Units is subject to set-off for any claim for Damages that the SAAC indemnified parties have against the UE Owners, including, without limitation, any claim for Damages which is based on a breach of a Fundamental Representation or on fraud or intentional misconduct. This right of set-off is in addition to, and not in lieu of, the indemnification rights discussed above, however, the parties have agreed that we shall first look to any units held in escrow prior to attempting to set-off any amounts from future earn-out payments.

The Escrowed Indemnification Units will be released from escrow on the earlier to occur of: (i) the fifteenth day after the date we file our Annual Report on Form 10-K for the year ending December 31, 2010 with the SEC, and (ii) April 15, 2011, less that portion of the units applied in satisfaction of or reserved with respect to escrow claims. With respect to any escrow claims properly and timely delivered pursuant to the Indemnification and Escrow Agreement that remain unresolved at the time of the release of Escrowed Indemnification Units, a portion of the Escrowed Indemnification Units shall remain in escrow until such claims are resolved, at which time the remaining Escrowed Indemnification Units shall be promptly returned to the UE Owners.

Private Escapes Contribution Agreement

On September 15, 2009, pursuant to the terms of an amended and restated contribution agreement among Ultimate Escapes Holdings, PE Holdings and the other parties thereto, PE Holdings, an entity controlled by Mr. Keith, contributed various assets, liabilities, properties, and rights to Ultimate Escapes Holdings in exchange for an 8% ownership interest in Ultimate Escapes Holdings. The assets contributed to Ultimate Escapes Holdings at the closing of the contribution agreement included 49 real properties, the Private Escapes destination clubs and the majority of Private Escapes’ destination club memberships. This contribution was consummated through assignments of ownership interests in subsidiaries of PE Holdings and various direct transfers of assets to Ultimate Escapes Holdings and its subsidiaries.

Real Property Leases

Our corporate headquarters at 3501 W. Vine Street, Suite 225, Kissimmee, Florida 34741, is leased from La Mirada Plaza, LLC, an affiliate of Mr. Tousignant, at a rate of $11,650 per month pursuant to a lease that commenced in March 2005 and expires on October 31, 2010.

Private Escapes Financing Arrangements

Private Escapes Pinnacle, LLC, a subsidiary of PE Holdings, borrowed $3.75 million from Kederike, LLC (“Kederike”), an entity in which Mr. Keith is a 50% owner, pursuant to a loan agreement dated June 1, 2006, as subsequently amended. The loan proceeds were used to pay a portion of the purchase price for the acquisition of four properties. Interest accrues on the loan at a rate equal to 1.5 percentage points over the interest rate applicable to the primary bank loan financing the acquisition of the properties. Upon the consummation of the acquisition of certain assets and liabilities of PE Holdings Private Escapes by Ultimate Escapes Holdings on September 15, 2009, Ultimate Escapes Holdings acquired one of these four properties and assumed liability for $234,000 of the $936,000 outstanding principal balance of the loan related to that property; the remaining three properties, and the remainder of the loan balance, were retained and assumed by an entity controlled by Mr. Keith. The maturity date of the loan was October 15, 2009; however, the parties have renegotiated an extension of the maturity date until June 30, 2010 on substantially the same terms.

During 2007, Mr. Keith purchased seven properties which he leased to Private Escapes and Private Escapes assumed liability for the mortgage, but for which he remained liable as a guarantor for the mortgage, for a monthly payment equal to the amount of the mortgage payments. During 2008, all but one of these properties were purchased from Mr. Keith, at the original acquisition cost, by subsidiaries of Private Escapes. Mr. Keith continues to own the remaining property. The total lease payments made to Mr. Keith under these lease arrangements were $345,849 in 2008 and $202,505 in 2009. As part of the September 15, 2009 acquisition of certain assets and liabilities of Private Escapes by Ultimate Escapes Holdings, Ultimate Escapes Holdings acquired four of these properties. Two of the remaining properties continue to be owned by PE Holdings, an entity controlled by Mr. Keith, and Mr. Keith continues to own one property. Ultimate Escapes Holdings has negotiated new leases with PE Holdings and Mr. Keith for two of the three remaining properties. These leases expired on March 31, 2010 and provide for a monthly rental rate equal to the monthly carrying cost of each property, which is approximately $17,000 per month per property.

Mr. Keith has executed a personal guaranty of mortgages for certain properties owned by subsidiaries of PE Holdings, which subsidiaries or properties were acquired by Ultimate Escapes Holdings. As of December 31, 2009, the aggregate original loan amounts of the mortgages guaranteed by Mr. Keith were approximately $7.4 million.

Prior to Ultimate Escapes Holdings’ acquisition of certain assets and liabilities of Private Escapes, a subsidiary of Private Escapes was a minority member in Villa Bugambilia, LLC, an entity which owns a property located in Mexico on which a condominium is being constructed. Mr. Keith currently owns a majority interest in, and is the managing member of Villa Bugambilia. Upon the closing of Ultimate Escapes Holdings’ acquisition of certain assets and liabilities of Private Escapes, Mr. Keith contributed a portion of his ownership interest (5%) in Villa Bugambilia to Ultimate Escapes Holdings, such that Mr. Keith and Ultimate Escapes Holdings have ownership interests of 71.2% and 15%, respectively.

Mr. Keith borrowed $505,001 from PE Holdings in March 2008. Mr. Keith repaid $250,000 of the principal amount of the loan in November 2008. Upon the closing of Ultimate Escapes Holdings’ acquisition of certain assets and liabilities of PE Holdings, Ultimate Escapes Holdings received a 5% equity interest in Villa Bugamabilia, and the balance of the loan amount was forgiven. No interest was paid on the loan.

Registration Rights

Our founders holding a majority of the outstanding 314,705 shares held by our founders are entitled to demand that we register these shares pursuant to an agreement dated October 23, 2007. The holders of the majority of these shares may elect to exercise these registration rights at any time commencing on the date on which their shares are released from escrow (one year after the consummation of the reverse merger). In addition, these stockholders have certain “piggyback” registration rights with respect to registration statements filed by us subsequent to the date on which these shares of common stock are released from escrow.

The holders of the majority of our sponsor warrants or underlying shares are entitled to demand that we register these securities pursuant to the registration rights agreement referred to above. The holders of the majority of these securities may elect to exercise these registration rights with respect to such securities at any time. In addition, these holders will have certain “piggyback” registration rights with respect to registration statements filed subsequent to such date.

In connection with the reverse merger, on October 29, 2009, we entered into a registration rights agreement with the UE Owners, pursuant to which the UE Owners are entitled to registration rights, subject to certain limitations, with respect to shares of our common stock for which their ownership units of Ultimate Escapes Holdings may be exchanged. We have agreed, as soon as possible after the closing date of the reverse merger but in no event later than eight months from the closing date, to file a registration statement covering the shares of our common stock for which their ownership units of Ultimate Escapes Holdings may be exchanged. In addition, the UE Owners will have certain “piggyback” registration rights on registration statements filed by us. We will bear the expenses incurred in connection with the filing of any such registration statements.

Administrative Services

Prior to the reverse merger, we did not own any real estate or other physical property, and maintained our executive offices at 1005 North Glebe Road, Suite 550, Arlington, Virginia 22201. The cost for this space was included in the $7,500 per-month fee Homeland Security Capital Corporation charged us for general and administrative services pursuant to a letter agreement between us and Homeland Security Capital Corporation, an affiliate of Mr. McMillen.

Ultimate Resort Holdings Shareholder Loan

On April 30, 2007, Ultimate Resort Holdings issued a $10 million note payable to JDI, which at the time was a minority owner of Ultimate Resort Holdings and is now a minority owner of Ultimate Escapes Holdings. The obligations of Ultimate Resort Holdings under this note were subsequently assigned to Ultimate Escapes Holdings, when it assumed the Ultimate Resort Holdings operations, as discussed in Note 2 to our consolidated financial statements. On October 29, 2009, JDI assigned its interest in the note, as lender, to Ultimate Resort Holdings.  The financial terms of the note remained unchanged.   At the same time, Ultimate Resort, the majority owner of Ultimate Resort Holdings, acquired from JDI the minority interest in Ultimate Resort Holdings held by JDI.  In consideration for the acquisition of the minority interest and the transfer, as lender, to Ultimate Resort Holdings of the note, JDI received 3,123,797 ownership units of Ultimate Escapes Holdings.

The note has a ten year term, with interest payable quarterly at 5% per annum and no principal payments are due until maturity on April 30, 2017. The note, which is subordinate to the revolving loan from CapitalSource, is collateralized by a second security interest in our assets and in certain real property.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed to us by Kingery & Crouse for their audit of our consolidated financial statements for the fiscal year ended December 31, 2009 are as follows:
2009

Audit Fees (1)	$200
Audit-Related Fees (2)	70
Tax Fees (3)	-
All Other Fees	-
Total	$270

(1)	Audit Fees consist of fees incurred for the audits of our annual financial statements and the review of our interim financial statements.

(2)
Audit-Related Fees consist of fees incurred for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the category “Audit Fees.”

(3)	Tax Fees consist of fees incurred for tax compliance, tax advice, and tax planning.

The charter of our audit committee provides that the duties and responsibilities of our audit committee include the pre-approval of all audit, audit-related, tax, and other services permitted by law or applicable SEC regulations (including fee and cost ranges) to be performed by our independent registered public accounting firm. Any pre-approved services that will involve fees or costs exceeding pre-approved levels will also require specific pre-approval by the audit committee.  The audit committee will not approve any non-audit services prohibited by applicable SEC regulations or any services in connection with a transaction initially recommended by the independent registered public accounting firm, the purpose of which may be tax avoidance and the tax treatment of which may not be supported by the Internal Revenue Code and related regulations.  All audit-related fees, tax fees and other fees set forth in the above tables have been approved by the audit committee.

To the extent deemed appropriate, the audit committee may delegate pre-approval authority to the Chairman of the audit committee or any one or more other members of the audit committee provided that any member of the audit committee who has exercised any such delegation must report any such pre-approval decision to the audit committee at its next scheduled meeting. The audit committee will not delegate to management the pre-approval of services to be performed by the independent registered public accounting firm.

Our audit committee requires that our independent registered public accounting firm, in conjunction with our chief financial officer, be responsible for seeking pre-approval for providing services to us and that any request for pre-approval must inform the audit committee about each service to be provided and must provide detail as to the particular service to be provided.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Documents filed as part of this report:

Consolidated Financial Statements

All other financial schedules are not required or are inappropriate and, therefore, have been omitted.

(b)   Exhibits

The accompanying exhibit is incorporated by reference into this Item 15(b).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of April, 2010.

ULTIMATE ESCAPES, INC.

By:	/s/ James M. Tousignant
James M. Tousignant, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James M. Tousignant	President, Chief Executive Officer and Director
James M. Tousignant	(Principal Executive Officer)	April 15, 2010

/s/ Richard Keith
Richard Keith	Chairman and Director	April 15, 2010

/s/ Philip Callaghan	Chief Financial Officer and Secretary
Philip Callaghan	(Principal Financial and Accounting Officer)	April 15, 2010

/s/ C. Thomas McMillen
C. Thomas McMillen	Director	April 15, 2010

/s/ Mark A. Frantz
Mark A. Frantz	Director	April 15, 2010

/s/ Steve Griessel
Steve Griessel	Director	April 15, 2010

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Ultimate Escapes, Inc.:

We have audited the accompanying consolidated balance sheets of Ultimate Escapes, Inc. (the “Company”), as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to such financial statements, the Company has suffered recurring losses from operations and has ongoing requirements for additional capital investment. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kingery & Crouse

Certified Public Accountants

Tampa, FL

April 15, 2010

2801 WEST BUSCH BOULEVARD, SUITE 200, TAMPA, FLORIDA 33618
PHONE: 813.874.1280  ■  FAX: 813.874.1292  ■  WWW.TAMPACPA.COM

ULTIMATE ESCAPES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except share data)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,747	$966
Restricted cash	4,343	5,765
Membership receivables – net	3,264	639
Prepaid expenses and other current assets	699	486
TOTAL CURRENT ASSETS	11,053	7,856

PROPERTY AND EQUIPMENT – net	151,397	120,314

OTHER ASSETS:
Properties held for sale	6,067	-
Deferred loan costs, net of amortization	2,896	3,209
Deposits	217	119
Goodwill	8,473	-
Intangible assets, net	27,117	-
Other assets	396	-
TOTAL OTHER ASSETS	45,166	3,328

TOTAL ASSETS	$207,616	$131,498

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Term loan	$-	$378
Revolving loan	14,503	-
Accounts payable	1,762	1,429
Accrued liabilities	5,126	3,217
Mortgage and other loans	3,773	-
Accrued distributions	963	599
Membership deposits to be refunded	5,037	1,277
Membership annual dues not yet recognized	12,600	9,873
TOTAL CURRENT LIABILITIES	43,764	16,773

OTHER LIABILITIES:
Revolving loan	84,479	86,387
Mortgage and other loans	10,524	-
Note payable to shareholder	10,000	10,000
Membership initiation fees not yet recognized	15,785	10,069
Membership deposits – redemption assurance program	47,046	21,241
Membership deposits – other programs	19,004	23,955
TOTAL OTHER LIABILITIES	186,838	151,652

TOTAL LIABILITIES	230,602	168,425

COMMITMENTS AND CONTINGENCIES (NOTES 3 AND 15)

ULTIMATE ESCAPES’ STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $0.0001 par value; 20,000,000 shares authorized, Preferred Series A – 14,556,675 shares authorized, 7,556,675 shares issued and outstanding, $1 liquidation value	1	-
Common Stock, $0.0001 par value; 50,000,000 shares authorized, 1,582,323 shares issued and outstanding	1	-
Stock subscription receivable – Redemption Assurance Exchange Program	8,963	-
Additional paid-in capital	37,793	20,922
Accumulated deficit	(70,814)	(57,849)
ULTIMATE ESCAPES’ STOCKHOLDERS’ EQUITY (DEFICIT)	(24,056)	(36,927)

NON-CONTROLLING INTERESTS	1,070	-
TOTAL STOCKHOLDERS’ EQUITY	(22,986)	(36,927)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$207,616	$131,498

See notes to consolidated financial statements.

ULTIMATE ESCAPES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2009	2008

REVENUES
Membership – membership fees	$7,052	$3,650
Membership – annual dues	14,938	17,486
Membership – upgrade fees	60	409
Membership – assessment	12,144	-
Other revenue	2,817	996
REVENUES	37,011	22,541

OPERATING EXPENSES:
Property operating costs	11,043	9,900
Depreciation and amortization	5,526	4,479
Lease costs	3,503	3,593
Advertising	1,231	2,307
Salaries and contract labor (including $6,604 and $2,169 of non-cash stock-based compensation)	11,753	9,419
General and administrative	3,513	5,601
Sales commissions	479	1,032
Loss (gain) on sale of property and equipment	535	(27)
Loss on impairment of assets held for sale	2,839	-
OPERATING EXPENSES	40,422	36,304

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	(3,411)	(13,763)

OTHER INCOME (EXPENSE):
Interest expense	(10,006)	(9,717)
Interest income	98	278
Transaction expenses	(384)	-
RAP exchange inducement	(714)	-
Change in contingent consideration – acquisition	1,458	-
OTHER EXPENSE – net	(9,548)	(9,439)

INCOME BEFORE INCOME TAXES	$(12,959)	$(23,202)

BENEFIT (PROVISION) FOR INCOME TAX	(6)	(20)

NET LOSS	$(12,965)	$(23,222)

Weighted average shares outstanding – basic and diluted	1,580,000	1,573,523
(Loss) per share – basic and diluted	$(8.21)	$(14.76)

See notes to consolidated financial statements.

ULTIMATE ESCAPES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)

	Common Stock		Preferred Stock		Additional Paid-In	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance – December 31, 2007	-	$-	-	$-	$18,845	$-	$(34,627)	$(15,782)

Capital contributions	-	-	-	-	30	-	-	30

Distributions	-	-	-	-	(477)	-	-	(477)

Distributions re-invested	-	-	-	-	355	-	-	355

Capital contribution – employee compensation	-	-	-	-	2,169	-	-	2,169

Net loss	-	-	-	-	-	-	(23,222)	(23,222)

Balance – December 31, 2008	-	-	-	-	20,922	-	(57,849)	(36,927)

Acquisition of Private Escapes	-	-	-	-	4,560	-	-	4,560

Shares issued for cash in reverse merger acquisition	1,573,523	1	7,556,675	1	9,787	-	-	9,789

Payment of equity funding costs related to shares issued in reverse merger	-	-	-	-	(3,683)	-	-	(3,683)

Capital contribution – employee compensation	-	-	-	-	6,569	-	-	6,569

Distributions	-	-	-	-	(398)	-	-	(398)

1,128,806 shares to be issued under Redemption Assurance Exchange Program	-	-	-	-	-	8,963	-	8,963

Stock-based compensation expense	-	-	-	-	35	-	-	35

Employee stock options exercised	8,800	-	-	-	1	-	-	1

Net loss	-	-	-	-	-	-	(12,965)	(12,965)

Balance – December 31, 2009	1,582,323	$1	7,556,675	$1	$37,793	$8,963	$(70,814)	$(24,056)

See notes to consolidated financial statements.

ULTIMATE ESCAPES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended
	December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,965)	$(23,222)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,526	4,479
Provision for bad debts	271	8
Amortization of deferred loan costs	1,296	1,105
Employee stock-based compensation	6,604	2,169
Loss/(gain) on sale of property and equipment	535	(27)
Loss on impairment of assets held for sale	2,839	-
RAP exchange inducement	714	-
Cash flows from changes in:
Restricted cash	1,422	3,757
Membership receivables	(3,932)	(148)
Prepaid expenses and other current assets	25	490
Accounts payable	(1,397)	576
Accrued liabilities	1,661	(244)
Membership fees and dues not yet recognized	(6,387)	12,221
Net cash flows provided by (used in) operating activities	(3,788)	1,164

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(495)	(1,959)
Proceeds from sale of property and equipment	4,583	2,559
Net change in deposits	(51)	441
Net cash provided by (used in) investing activities	4,037	1,041

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal borrowings of long-term debt	1,398	2,350
Principal repayments on long-term debt	(5,277)	(10,893)
Loan costs	(661)	(100)
Re-purchase of equity warrants	-	(750)
Issuance of shares in reverse merger	9,789	-
Payment of equity funding costs related to shares issued in reverse merger	(3,683)	-
Owners – distributions paid	(34)	10
Net cash provided by (used in) financing activities	1,532	(9,383)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	1,781	(7,178)
CASH AND CASH EQUIVALENTS – Beginning of year	966	8,144
CASH AND CASH EQUIVALENTS – End of year	$2,747	$966

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid for interest	$9,165	$9,528
Class B and BB distributions re-invested	-	375
Exit fee accrued on revolving loan	225	-
Financed acquisitions of properties	31,044	13,571
Borrowings for acquisitions of properties	31,044	10,871
Issuance of membership interests for acquisitions of properties	-	2,700
Acquisition of Private Escapes	4,560	-
Shares to be issued under Redemption Assurance Exchange Program	8,963	-

See notes to consolidated financial statements.

ULTIMATE ESCAPES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

As Of and For the Years Ended December 31, 2009 and 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business – Ultimate Escapes, Inc, formerly known as Secure America Acquisition. (the “Company” or “we”, “our” or “us”) is a Delaware corporation and for accounting purposes is the successor entity to Ultimate Resort Holdings, LLC (see Note 2).  We operate as a luxury destination club that sells club memberships offering the members reservation rights to use our vacation properties, subject to the rules of the club member’s Club Membership Agreement.  Our properties are located in various resort destinations, including the Caribbean, Mexico, France, England and throughout the USA.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its subsidiaries, which own the individual club properties. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying consolidated financial statements arise from our belief that (1) we will be able to raise and/or generate sufficient cash to continue as a going concern (2) all long-lived assets are recoverable, and (3) our estimates of the expected lives of the club memberships from which we derive our revenues and on which we base our revenue recognition are reasonable.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

Accounting Pronouncements — In June 2009, the Financial Accounting Standards Board (‘‘FASB’’) issued a statement establishing the FASB Accounting Standards Codification™ (the “FASB ASC" or the “Codification"). The Codification became the single source of authoritative U.S. generally accepted accounting principles (‘‘US GAAP’’) recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the United States Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. The Codification did not change existing US GAAP but incorporated existing accounting and reporting standards into a new topical structure with a new referencing system. Authoritative standards included in the Codification are designated by their Accounting Standards Codification (‘‘ASC’’) topical reference, and new standards will be designated as Accounting Standards Updates (‘‘ASU’’), with a year and assigned sequence number. We have updated our references to US GAAP to reflect the Codification.

Memberships and Revenue Recognition – We derive our revenue from the club memberships we sell, which allow the members to use the club properties owned or leased by us.  Different levels of membership provide access to different properties and/or increased usage of the properties.  Members pay a one-time membership fee (which includes a non-refundable initiation fee), together with annual dues.  Members sometimes pay additional fees or charges related to their use of specific properties or club services.  Members may upgrade their level of membership at any time by paying additional upgrade fees and annual dues.  The terms of each membership is set out in a Club Membership Agreement.

Members who resign may receive a partial refund of their membership fee (excluding the non-refundable initiation fee).  For members who resign, we may provide assistance to them with the re-sale of their membership (which re-sale is subject to our approval), in which case the resigning member receives 80% of the proceeds of sale and we retain the remainder.  We also provide our members with a redemption assurance program that provides a partial refund of their membership fee (excluding the initiation fee), based on a sliding scale that declines to zero over a ten year period.

The non-refundable initiation fee and the remaining portion of the membership fee are both recognized as revenue over ten years using the straight-line method.  Management believes that, based on our knowledge of the industry and our competitors, our own extrapolated experience, and practices in similar membership organizations, that period reasonably reflects the expected life of the memberships, and is consistent with any obligation we may have to provide a partial refund of a portion of the membership fee.

Annual membership dues are billed in advance; payment of these annual dues permits the club member to continue to use the club properties during their membership year and the annual dues are recognized in income on a straight-line basis over the 12 month period to which they relate.  Revenue from ancillary charges and other services provided by us to club members when using club properties is recognized at the time of sale.

Membership Dues Not Yet Recognized – represents members’ annual dues that have been billed to members but not yet recognized as revenue.

Membership Initiation Fees Not Yet Recognized – represents members’ nonrefundable initiation fees, which are being recognized as revenue over the estimated life of the membership of ten years, using the straight-line method.

Membership Assessment– In January 2009, we made a one-time non-refundable assessment fee to all club members in order to raise working capital for 2009.  The assessment, which was based on the amount of the members’ annual dues paid in 2008, was payable in four equal monthly installments beginning in January 2009 and was recognized in income ratably in 2009.  Members that elected not to pay their required assessment were placed on suspended status and were not able to use the Club’s properties until they paid their assessment and any outstanding annual dues.  Members who paid their assessment received certain benefits, including an increase in the redemption amount of their membership to be refunded if they subsequently resign, as well as additional accommodation privileges at club properties for the next three years.  In August 2009, we reactivated the suspended members, including reinstating any unused days and reservation rights in effect at the time of suspension and began allowing reactivated members to make new club reservations, provided their annual dues were paid when due.  If a reactivated member subsequently resigns, any portion of their initial membership fee to be refunded to them under their Club Membership Agreement will be reduced by the amount of the special assessment fee plus interest at 10% per annum.

Membership Deposits To Be Refunded – Members may resign from the club after 18 months and receive a partial refund of their membership fee subject to the redemption procedures identified in the Club Membership Agreements. At December 31, 2009 and 2008, the Company had 1,214 and 922 active members, respectively.  In addition, at December 31, 2009 and 2008, there were 46 and 11 members, respectively, who had resigned.  The redemption assurance obligation (as described below) to these resigned members at December 31, 2009 and 2008 was $5,037 and $1,277, respectively, and is refundable to the respective members within the next 12-18 months in accordance with their Club Membership Agreements.

Membership Deposits – Redemption Assurance Program – The Club Membership Agreements provide members with a redemption assurance program that provides a partial refund of their membership fee (excluding the initiation fee), based on a sliding scale that declines to zero over a ten year period. As the obligation to refund the membership fee declines, the appropriate portion of the membership fee that is no longer refundable is recognized in income in accordance with our estimate of the life of the membership. The Membership Deposits – Redemption Assurance Program balance represents the membership fees that are still potentially subject to refund.

Membership Deposits – Redemption Assurance Exchange Program – As described in Note 14, in connection with the reverse merger described in Note 2 below, Ultimate Escapes Holdings offered to its club members who met certain eligibility requirements an opportunity to elect to convert, at $7.94 per share, all or a portion of their redemption value under the Redemption Assurance Program into shares of our common stock, to be issued following the consummation of the reverse merger. On January 5, 2010, we issued an aggregate of 887,505 shares of our common stock to certain of those club members who had elected to convert all or portion of their redemption value under the Redemption Assurance Exchange Program into shares of common stock and in April 2010, we issued an additional 241,301 shares of our common stock to the remaining club members who participated in the Program.  The shares issued under the Redemption Assurance Exchange Program are treated as a reduction in the future obligations of the company to participating members. The participating club members are obligated to pay annual dues in order to continue to use club properties. At December 31, 2009, the fair value of the shares issued of $8,963 has been recorded as a stock subscription receivable, the outstanding membership deposits – redemption assurance program has been reduced by the amount converted of $8,249  and the difference of $714 has been recognized as an inducement expense.

Membership Deposits – Other Programs – Members who joined under a previous plan (no longer offered) may receive a refund of their membership fee (excluding the non-refundable initiation fee), subject to the redemption procedures identified in their Club Membership Agreements. The Membership Deposits – Other Programs balance represents the membership fees received under this previous program. These fees are subject to refund should the member resign and are not recognized in income.

Membership Receivables – Membership receivables principally represent amounts due for annual membership dues and ancillary charges incurred by members while using the club properties.We typically bill members for annual dues two months prior to their membership anniversary date.  If a member with an amount due terminates their membership, we have the right to deduct unpaid receivables from that member's refundable membership deposit.   If the refundable membership deposit is not enough to cover the member's receivable balance and all other means of collection have been exhausted, the unpaid amount is written off against the allowance.  At December 31, 2009 and 2008, the allowance for doubtful accounts amounted to approximately $273  and $2, respectively.

Cash and Cash Equivalents – Cash and cash equivalents consists primarily of deposits with financial institutions, which may, at times, exceed federally insured limits and credit card holdbacks. We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted Cash – Restricted cash represents six months of estimated interest payments under our revolving loan agreement (see Note 7).  Use of these proceeds is generally limited to the payment of interest on the loans.  However, we are permitted for a limited period of time and subject to certain limitations as provided in the loan agreement, to use a portion of the restricted cash to fund operating expenses.  Subsequent to December 31, 2008, our lender approved the use of $1,700 from the restricted cash account to pay operating expenses.  This amount was required to be repaid before April 30, 2009.  As discussed in Note 7, we had not fully refunded this advance and did not meet the additional restricted cash requirements required by the loan agreement as of January 31, 2009.  On September 2, 2009, we received a temporary waiver from the lender in connection with our transaction with Private Escapes (see Note 2).  On September 15, 2009, we negotiated an amended loan agreement with the lender that reduced our restricted cash obligations to six months estimated interest payments and cured the default. On March 16, 2010, the lender agreed to reduce the restricted cash balance interest reserve by approximately $1,500, to be replenished in equal installments at the end of June, September, and December 2010.

Property and Equipment – Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are calculated using accelerated methods over the estimated useful lives of the respective assets, which range from 1 to 39 years.  Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the leased assets.  Repairs and maintenance are charged to operations as incurred and renovations and improvements are capitalized.  We classify a property as held for sale if we commit to a plan to sell a property within one year and actively market the property in its current condition for a price that is reasonable in comparison to its estimated fair value. Properties held for sale are stated at the lower of depreciated cost or estimated fair value less expected disposition costs. Properties are not depreciated while they are classified as held-for-sale.

Intangible Assets and Goodwill— Intangible assets acquired as part of a business combination are accounted for in accordance with FASB ASC 805 ‘‘Business Combinations’’ and are recognized apart from goodwill if the intangible asset arises from contractual or other legal rights or the asset is capable of being separated from the acquired business. Our intangible assets represent the member list acquired from Private Escapes and the target names in Private Escapes lead generation data base. We amortize identifiable intangible assets over their contractual or estimated useful lives using the straight-line method. Estimated useful lives are determined primarily based on forecasted cash flows, which includes estimates for the revenues, expenses and member attrition associated with the assets, and are as follows:

Member list	10 years

Lead database	7.5 years

Goodwill consists of the excess of the purchase price paid for Private Escapes over the fair value of the identifiable assets and liabilities acquired. Goodwill is not amortized, but is tested for impairment, at least annually, by applying the recognition and measurement provisions of FASB ASC 350-20 ‘‘Goodwill’’, which compares the carrying amount of the asset with its fair value. If impairment of carrying value based on the estimated fair value exists, we measure the impairment through the use of projected discounted cash flows. We operate as a single operating segment. We have not identified any components within our single operating segment and thus have a single reporting unit for purposes of our goodwill impairment test.

Impairment of Long-Lived Assets — We analyze our long-lived assets, including property and equipment and intangible assets, in accordance with FASB ASC 360 ‘‘Property, Plant, and Equipment’’ annually and when events and circumstances indicate that the assets may not be recoverable. If the undiscounted net cash flows are less than the asset’s carrying amount, we record an impairment based on the excess of the asset’s carrying value over fair value. Fair value is determined based on discounted cash flow models, quoted market values and third-party appraisals. We evaluate our real estate assets on a combined basis, as future cash flows include club membership sales and dues that are not identifiable to individual properties. Estimates of future cash flows are based on internal projections over the expected useful lives of the assets and include cash flows associated with future maintenance and replacement costs, but exclude cash flows associated with future capital expenditures that would increase the assets’ useful lives. Management believes there is no impairment as of December 31, 2008 and December 31, 2009.

Deferred Loan Costs – Deferred loan costs, consisting of commitment and other fees, the cost of warrants issued to a lender and a loan exit fee (see Note 7), are included in Other Assets and are amortized to interest expense using the straight-line method over the life of the applicable loan.

	December 31, 2009	December 31, 2008

Deferred loan costs	$6,009	$5,032
Less: accumulated amortization	3,113	1,823
	$2,896	$3,209

Amortization expense for the period	$1,296	$1,105

Future amortization of these deferred costs is expected to be as follows:

Year Ending December 31,
2010	$1,702
2011	642
2012	105
2013	103
2014	103
Thereafter	241
$2,896

Non-controlling interests — Certain of our club properties are held in single-purpose subsidiaries and two of these subsidiaries are not wholly-owned by us. Private Escapes Platinum Abaco, LLC is owned 60% by us and 40% by a third party and Private Escapes Platinum Breckenridge, LLC is owned 85% by us and 15% by a third party. The ownership interest of these third parties in the original cost of these properties is reflected as non-controlling interests in the accompanying consolidated balance sheets. The operating agreements between us and these minority owners provide that substantially all expenses pertaining to maintenance or preservation of the properties are to be paid by us. Although the Private Escapes Platinum Breckenridge, LLC agreement provides that we have the right to request reimbursement of the minority owner’s proportionate share of property taxes and insurance, it has not been our policy to do so. No allocation of losses to the minority owners has been given effect to in the accompanying consolidated statements of operations and, accordingly, the balance of these non-controlling interests in the accompanying consolidated balance sheets continues to reflect these third parties share of the original cost of the properties. The minority owners in Private Escapes Platinum Abaco, LLC have the right to require us to purchase their 40% ownership interest for an amount equal to their proportionate share of the property’s fair value. At December 31, 2009, their pro rata share of the estimated fair value of the property did not exceed the carrying value of their redeemable, non-controlling interest.

Basic and Diluted Income (Loss) Per Share – Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. During the years ended December 31, 2009 and 2008, we reported net loss per share and we have excluded all outstanding stock options from the calculation of diluted net loss per share, as their effect would be anti-dilutive. As a result, basic and diluted loss per share were equivalent.  The number of common shares issuable on assumed exercise of options but which were excluded from the computations of earnings per share was 53,427.

Advertising Costs – The costs of advertising are expensed as incurred.  For the years ended December 31, 2009 and 2008, advertising costs were $1,231 and $2,307, respectively.

Financial Instruments and Concentrations of Credit Risk— Financial instruments, as defined in FASB ASC 825 ‘‘Financial Instruments,’’ consist of cash, evidence of ownership in an entity and contracts that both (1) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (2) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and credit facilities. The carrying values of these financial instruments approximate their respective fair values due to their short-term nature.

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and membership receivables. We frequently maintain cash balances in excess of federally insured limits. We have not experienced any losses in such accounts.  Concentrations of credit risk with respect to membership receivables are limited due to the number of members comprising our customer base and their dispersion across the United States of America.  We perform a credit evaluation of our customers’ financial condition and have not incurred any significant credit related losses.

Fair Value Measurements— FASB ASC 820 ‘‘Fair Value Measurements’’ defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements.

FASB ASC 825-10-25 ‘‘Financial Instruments — Recognition’’ permits entities to choose to measure many financial instruments and certain other items at fair value. We have not elected the fair value measurement option for any of our financial assets or liabilities.

FASB ASC 820 ‘‘Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active’’ clarifies the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of FASB ASC 820 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.

At December 31, 2008, we did not have any items to be measured at fair value. At December 31, 2009, the outstanding contingent consideration related to our September 15, 2009 acquisition of Private Escapes (discussed in Note 2) was measured at fair value using primarily level three inputs (unobservable) and will be re-measured at each subsequent reporting date.

Recent Accounting Pronouncements – The following Accounting Standards Codification Updates have been issued, or will become effective, after the end of the period covered by these financial statements:

Pronouncement	Issued	Title

ASU No. 2009-13	October 2009	Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force

ASU No. 2009-14	October 2009	Software (Topic 985): Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force

ASU No. 2009-15	October 2009	Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing

ASU No. 2009-16	December 2009	Transfers and Servicing (Topic 860): Accounting for Transfers and Financial Assets.

ASU No. 2009-17	December 2009	Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities

ASU No. 2010-01	January 2010	Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force

ASU No. 2010-02	January 2010	Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification

ASU No. 2012-03	January 2010	Extractive Activities – Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures

ASU No. 2010-04	January 2010	Accounting for Various Topics: Technical Corrections to SEC Paragraphs

ASU No. 2010-05	January 2010	Compensation - Stock Compensation (Topic718): Escrowed Share Arrangements and the Presumption of Compensation

ASU No. 2010-06	January 2010	Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements

ASU No. 2010-07	January 2010	Not-for-Profit Entities (Topic 958): Not-for-Profit Entities – Mergers and Acquisitions

ASU No. 2010-08	February 2010	Technical Corrections to Various Topics

ASU No. 2010-09	February 2010	Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements

ASU No. 2010-10	February 2010	Consolidation (Topic 810): Amendments for Certain Investment Funds

ASU No. 2010-11	March 2010	Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives

To the extent appropriate, the guidance in the above Accounting Standards Codification Updates is already reflected in our consolidated financial statements and management does not anticipate that these accounting pronouncements will have any future effect on our consolidated financial statements.

At its meeting on March 18, 2010, the FASB’s Emerging Issues Task Force reached a consensus on five issues.  The consensuses were ratified by the FASB at its meeting on March 31, 2010, and the related Accounting Standards Codification Updates to be issued will become authoritative accounting guidance.  None of the consensuses address issues that we expect to have a material effect on our consolidated financial statements.

NOTE 2 – HISTORY AND ORGANIZATION

Background

Prior to October 29, 2009, the operations of our operating subsidiary, Ultimate Escapes Holdings, LLC (“Ultimate Escapes Holdings”), were conducted under an Operating Agreement dated April 30, 2007 between Ultimate Resort, LLC (‘‘Ultimate Resort’’) and JDI Ultimate L.L.C. (‘‘JDI’’). The Operating Agreement was amended from time to time and, as discussed further below, was amended and restated in its entirety on October 29, 2009.

Prior to the formalization of the Operating Agreement on April 30, 2007, our operations were conducted by Ultimate Resort and from that date until September 15, 2009, our operations were conducted by Ultimate Resort Holdings, LLC, an entity owned by Ultimate Resort (83.67%) and JDI (16.33%).

On September 15, 2009, Ultimate Resort Holdings contributed all of its assets, liabilities and business operations to Ultimate Escapes Holdings, which was previously a non-operating wholly-owned subsidiary of Ultimate Resort Holdings. The contribution of the assets and liabilities of Ultimate Resort Holdings was accounted for as a transaction between entities under common control, with no change in the basis of the assets and liabilities. For accounting purposes, in accordance with FASB ASC 225-10-S99, our financial position and results of operations for periods prior to September 15, 2009 reflect the assets, liabilities and results of operations previously conducted by Ultimate Resort Holdings and, for periods prior to April 30, 2007, by Ultimate Resort. Ultimate Resort had also issued warrants in connection with Ultimate Resort Holdings’ debt financing and equity units in connection with its employee compensation. In accordance with FASB ASC 225-10-S99, these warrant and employee compensation transactions (see Notes 7 and 13), are also included in our consolidated financial statements. Ultimate Resort was required to make distributions to holders of its Class B and Class BB equity units and those distributions are also reflected in these consolidated financial statements.

In May 2008, Ultimate Resort Holdings entered into a contribution agreement and a marketing cooperation agreement with another unrelated luxury destination club, Private Escapes Destination Clubs (‘‘Private Escapes’’). Under the marketing cooperation agreement, we jointly market our respective Club Memberships under the ‘‘Ultimate Escapes’’ brand. On September 15, 2009, contemporaneously with the contribution to Ultimate Escapes Holdings by Ultimate Resort Holdings of all its assets, liabilities and operations, Private Escapes contributed certain of its club properties, club members and other assets to Ultimate Escapes Holdings in exchange for an 8% minority equity interest in Ultimate Escapes Holdings. The contribution of assets by Private Escapes was accounted for under the acquisition method of accounting in accordance with FASB ASC 805 ‘‘Business Combinations’’ as discussed below.

Reverse Merger with Ultimate Escapes Holdings

On July 21, 2009, Ultimate Escapes Holdings and Ultimate Resort Holdings’ managing member signed a Letter of Intent with us (then named Secure America Acquisition Corporation (‘‘SAAC’’), a special purpose acquisition corporation, under which it was expected that Ultimate Escapes Holdings would enter into a business combination with SAAC. A definitive agreement was signed on September 2, 2009 and, after approval and certain other actions by SAAC’s stockholders and warrant holders, the transaction closed on October 29, 2009. The business combination with SAAC was accounted for as a reverse merger, whereby Ultimate Escapes Holdings is the continuing entity for financial reporting purposes and is deemed, for accounting purposes, to be the acquirer of SAAC. In accordance with the applicable accounting guidance for accounting for the business combination as a reverse merger, Ultimate Escapes Holdings is deemed to have undergone a recapitalization, whereby Ultimate Escapes Holdings is deemed to have issued equity units to SAAC’s common equity holders. Accordingly, although SAAC, as Ultimate Escapes Holdings’ parent company (now named Ultimate Escapes, Inc.), was deemed to have legally acquired Ultimate Escapes Holdings, in accordance with the applicable accounting guidance for accounting for the business combination as a reverse merger, Ultimate Escapes Holdings is the surviving entity for accounting purposes and Ultimate Escapes Holdings’  assets and liabilities will continue to be recorded at their historical carrying amounts (subject to the recording of Private Escapes assets and liabilities at fair value, as a result of the acquisition of those assets by us), with no additional goodwill or other intangible assets recorded as a result of the accounting merger with SAAC.

In accordance with the April 30, 2007 Operating Agreement, both Ultimate Resort and JDI had made certain capital contributions to Ultimate Resort Holdings. JDI had also made a $10,000 loan to Ultimate Resort Holdings and, in connection with the transfer to Ultimate Escapes Holdings of Ultimate Resort Holdings’ assets, liabilities and operations, Ultimate Escapes Holdings assumed the obligations of Ultimate Resort Holdings related to this loan (see Note 9). With effect from October 29, 2009, the rights of JDI as lender under the loan were assigned by JDI to Ultimate Resort Holdings. In addition, Ultimate Resort Holdings re-purchased the minority ownership interest in itself held by JDI, in exchange for the transfer to JDI of 3,123,797 ownership units in Ultimate Escapes Holdings.

On October 29, 2009, Ultimate Escapes Holdings, SAAC, Ultimate Resort Holdings, JDI and Private Escapes entered into an Amended and Restated Operating Agreement, which provides for the management of Ultimate Escapes Holdings’  operations following the business combination with SAAC. After the consummation of the business combination on October 29, 2009, SAAC changed its name to Ultimate Escapes, Inc. Under the terms of the Amended and Restated Operating Agreement, the board of managers of Ultimate Escapes Holdings will mirror the board of directors of Ultimate Escapes, Inc.

At the closing of the transaction with SAAC on October 29, 2009, SAAC contributed $9,787 to Ultimate Escapes Holdings in exchange for 1,232,601 ownership units in Ultimate Escapes Holdings and Ultimate Escapes Holdings issued 377,834 units to Ultimate Resort Holdings to compensate it for certain tax liabilities incurred in connection with the SAAC transaction. In addition, Ultimate Escapes Holdings issued 6,604,534 and 574,307 ownership units (an aggregate of 7,178,841) to Ultimate Resort Holdings, and Private Escapes, respectively, of which 3,123,797 were transferred by Ultimate Resort Holdings to JDI, as described above. Ultimate Resort Holdings, Private Escapes Holdings LLC and JDI are collectively referred to as the “UE Owners”. Following the SAAC transaction, our subsidiary Ultimate Escapes Holdings has the following ownership units outstanding:

Owner	Units	Share of Losses
Ultimate Resort Holdings LLC	3,858,571	56.13%
Private Escapes Holdings LLC	574,307	8.00%
JDI Ultimate L.L.C.	3,123,797	35.87%
Ultimate Escapes, Inc. (f/k/a SAAC)	1,232,601	0%
	8,789,276	100%

The UE Owners have the right, exercisable at any time, to exchange, on a one-for-one basis, each of their ownership units, including all earn-out units received, if any, as described below, for shares of our common stock. However, we may, in our sole discretion, elect to make a cash payment to holders of ownership units in lieu of issuing common stock.  For each ownership unit issued to the UE Owners in connection with the consummation of the reverse merger, the UE Owners received one share of our Series A Voting Preferred Stock (all of which shares of Series A Voting Preferred Stock were issued in the name of Mr. Tousignant, as Owner Representative). At any time that any UE Owner exchanges ownership units for shares of our common stock, a like number of shares of Series A Voting Preferred Stock will be canceled.  For each earn-out unit received by the UE Owners, as described below, the UE Owners will also receive one share of our Series A Voting Preferred Stock.

Pursuant to the Amended and Restated Operating Agreement, the UE Owners have the right to receive, in the aggregate, the following additional ownership units, in proportion to their respective Earn-Out Sharing Percentages (as such term is defined in the Operating Agreement), subject to the conditions described below:

	Up to 3,000,000 earn-out units will be issued if Ultimate Escapes Holdings Adjusted EBITDA for fiscal 2010 or fiscal 2011 is greater than $23 million, as follows:

-	If Adjusted EBITDA for fiscal 2010 or fiscal 2011 is equal to or greater than $27 million, an aggregate of 3,000,000 earn-out units will be issued; or

-
If Adjusted EBITDA for fiscal 2010 is greater than $23 million but less than $27 million, the number of earn-out units to be issued shall equal a corresponding proportionate percentage of the 3,000,000 earn-out units equal to (a) Adjusted EBITDA earned for the applicable year in excess of $23,000,000 divided by (b) $4,000,000.

	Up to 4,000,000 earn-out units will be issued if Ultimate Escapes Holdings Adjusted EBITDA for fiscal 2011 or fiscal 2012 is greater than $32 million, as follows:

-	If Adjusted EBITDA for fiscal 2011 or fiscal 2012 is equal to or greater than $45 million, an aggregate of 4,000,000 earn-out units will be issued; or

-
If Adjusted EBITDA for fiscal 2011 is greater than $32 million but less than $45 million, the number of earn-out units to be issued shall equal a corresponding proportionate percentage of the 4,000,000 earn-out units equal to (a) Adjusted EBITDA earned for the applicable year in excess of $32,000,000 divided by (b) $13,000,000.

“Adjusted EBITDA,” with respect to any period, means, as determined in accordance with GAAP, the difference between our revenues (plus the non-refundable portion of membership fees to the extent such membership fees are not included in revenue pursuant to GAAP) and our expenses, on a consolidated basis for such period, plus the sum of (i) interest expense, (ii) income tax expense, (iii) depreciation expense and (iv) amortization expense but (v) excluding all non-cash compensation related to our 2009 Stock Option Plan.

Indemnification Escrow

Also on October 29, 2009, we, Ultimate Escapes Holdings, the Owner Representative and SunTrust Banks, Inc., as escrow agent, entered into an indemnification and escrow agreement, which provides that the covenants, agreements and representations and warranties in the Contribution Agreement shall survive the closing of the reverse merger until the earlier of (i) the fifteenth day after the date we file with the SEC our Annual Report on Form 10-K for the year ending December 31, 2010 or (ii) April 15, 2011; provided, however, that certain of the representations and warranties will survive until the expiration of the applicable statutes of limitation for claims thereunder; and provided, further that certain of the representations and warranties, designated as the ‘‘Fundamental Representations,’’ shall survive for six years after the closing of the reverse merger. Each of us, on the one hand, and the UE Owners, jointly and severally, on the other hand, have agreed to indemnify and hold the other parties harmless from and against any liability, claim (including claims by third parties), demand, judgment, loss, cost, damage, or expense whatsoever, which are referred to collectively herein as the ‘‘Damages’’, that arise from (i) any breach of any representation or warranty of such indemnifying party contained in the Contribution Agreement and (ii) any fraud or intentional misconduct committed by the indemnifying party.

At the closing of the reverse merger, the UE Owners deposited into escrow a total of 717,884 ownership units of Ultimate Escapes Holdings (the ‘‘Escrowed Indemnification Units’’) to be used to satisfy indemnification claims pursuant to the terms of the Indemnification and Escrow Agreement. No amount shall be payable to an indemnified party unless and until the aggregate amount of all indemnifiable Damages otherwise payable to all indemnified parties exceeds $600,000, in which event the amount payable shall only be the amount in excess of $600. Moreover, the indemnification obligations of the UE Owners shall not in any event exceed 10% of the Retained Units (as defined in the Operating Agreement); provided that, with respect to any Damages based on breach of the Fundamental Representations or on fraud or intentional misconduct, the aggregate liability for Damages shall be 25% of the Retained Units; and provided, further, that, in no event shall the aggregate liability for Damages exceed 25% of the Retained Units.

In addition, a portion of the earn-out payable under the Operating Agreement equal to 15% of the Retained Units is subject to set-off for any claim for Damages that the SAAC indemnified parties have against the UE Owners, including, without limitation, any claim for Damages which is based on a breach of a Fundamental Representation or on fraud or intentional misconduct. This right of set-off is in addition to, and not in lieu of, the indemnification rights discussed above, however, the parties have agreed that we shall first look to any units held in escrow prior to attempting to set-off any amounts from future earn-out payments.

The Escrowed Indemnification Units will be released from escrow on the earlier to occur of: (i) the fifteenth day after the date we file our Annual Report on Form 10-K for the year ending December 31, 2010 with the SEC, and (ii) April 15, 2011, less that portion of the units applied in satisfaction of or reserved with respect to escrow claims. With respect to any escrow claims properly and timely delivered pursuant to the Indemnification and Escrow Agreement that remain unresolved at the time of the release of Escrowed Indemnification Units, a portion of the Escrowed Indemnification Units shall remain in escrow until such claims are resolved, at which time the remaining Escrowed Indemnification Units shall be promptly returned to the UE Owners.

Acquisition of Assets and Liabilities of Private Escapes

The valuation of the assets and liabilities of Private Escapes acquired on September 15, 2009, is summarized below.

FASB ASC 805 requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. In addition, FASB ASC 805 establishes that the consideration transferred, including the fair value of any contingent consideration arrangements and any equity or assets exchanged, are measured at the closing date of the merger at the then-current market price.

Purchase consideration is as follows (in thousands):

Fair value of equity issued (1)	$4,560
Fair value of contingent consideration (2)	2,000
Purchase Price	$6,560

(1)	Based upon our adjusted closing share price of $7.94 per share and Private Escapes beneficial ownership of 8% of the 7,178,841 shares issuable by us to the UE Owners upon conversion of their units.

(2)
An estimate was made for the 8% of the contingent consideration arrangement which could result in issuance of up to 7,000,000 earn-out units that are convertible into shares of our common stock if certain performance targets are achieved. The fair value estimate includes management's preliminary assumptions of the probability of achievement of performance targets. The estimates and assumptions are subject to change.

The fair value estimate for the issuance of additional shares of our common stock if certain performance targets are achieved under the first and second earn-outs was calculated using a weighted average analysis using various performance target scenarios for each of the earn-outs separately and the probability those target scenarios would be achieved based on internal projections for sale of new club memberships and upgrades, expected synergies from combining operations, and historical trends in the Company's performance. The estimated fair value of $2,000 was calculated by multiplying the estimated number of shares that could be potentially earned per the weighted average analysis (approximately 3,139,000 shares) by the Private Escapes equity ownership in Ultimate Escapes Holdings, 8%, and by our closing share price ($7.94).

The aggregate range of contingent consideration is as follows (dollars in thousands):

	Range of Additional	Range of	Weighted
	Ownership % (1)	Fair Values	Average Value

Performance targets	0 - 400,000 shares	$0 - $3,176	$2,000

(1)
The range of additional ownership percentage was calculated using management assumptions. Management believes that the upper end of the maximum range of additional ownership (560,000 shares) is not attainable.

Under the acquisition method of accounting, the assets acquired and liabilities assumed have been recorded as of September 15, 2009, primarily at their respective fair values. FASB ASC 820 “Fair Value Measurements”   defines the term “fair value” and sets forth the valuation requirements for any asset or liability measured at fair value, expands related disclosure requirements and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. Fair value is defined in FASB ASC 820 as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” This is an exit price concept for the valuation of the asset or liability. In addition, market participants are assumed to be buyers and sellers in the principal (or the most advantageous) market for the asset or liability. Fair value measurements for an asset assume the highest and best use by these market participants. As a result of these standards, the Company may be required to record assets which are not intended to be used or sold and/or to value assets at fair value measures that do not reflect the Company's intended use of those assets. Many of these fair value measurements can be highly subjective and it is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts.

Based upon the Company's valuation, the allocation of the purchase price consideration was as follows (in thousands):

Purchase Price	$6,560
Assets acquired and liabilities assumed:
Assets:
Property and equipment	$49,200
Current assets	459
Goodwill (1)	8,473
Identifiable intangible assets (2)	28,054
Other assets	288
Total Assets	$86,474
Liabilities:
Debt	$28,753
Other liabilities (3)	51,161
Total Liabilities	$79,914

(1)
Goodwill represents the expected synergies from combining our operations and Private Escapes, as well as intangible assets that do not qualify for separate recognition. We expect that the entire amount of goodwill recorded will be deductible for tax purposes. We did not record a deferred tax asset as the Company's historical losses make it currently more likely than not that the asset would not be realizable. Goodwill will be evaluated for impairment at least annually. We expect that we will have a single reporting unit for purposes of our goodwill impairment test.

(2)
Based on management's experience in acquiring new club members' including the related marketing and sales cost to identify qualified club members, Private Escapes has two significant assets not recorded on its balance sheet that are key to the acquisition. They are the cost avoided to acquire the approximately 400 Private Escapes club members and the approximately 49,000 target names in their lead generation data base. Our historical cost to acquire a new club member is approximately $40,000 per club member, primarily in advertisements, promotional events, and sales commissions. An intangible asset for $15,800 has been reflected in the balance sheet for this asset. We value the cost to acquire the leads in the lead generation database at $250 per lead, based on the current cost of a general lead from our major lead source. An intangible asset of $12,254 has been reflected in the balance sheet for the lead generation database.

(3)
Our liability arising from or relating to any redemption obligations for the Private Escapes former members was capped at $46,000. A provision for approximately $7,400 has been made for certain members who have still to agree to sign our membership agreements. Those members are being solicited and encouraged to sign the membership agreements and we believe a significant number will do so in due course.

The contribution of Private Escapes' assets occurred on September 15, 2009, and the accompanying statements of operations include revenue and earnings of Private Escapes from that date.

The following unaudited pro forma financial information for the year ended December 31, 2009 and, 2008 includes the historical and pro forma effects of the September 15, 2009 acquisition of the business and certain assets of Private Escapes, as if the acquisition had taken place on January 1, 2008.

	For the Year Ended
	December, 31 2009	December 31, 2008

Revenues	$43,274	$31,576
Net Loss	(15,390)	(36,665)
Net Loss per share (1)	(1.83)	(4.36)

(1) Based on pro forma shares outstanding of 8,412,314 post merger with SAAC which includes conversion of all units.

On September 15, 2009, in connection with the contribution to Ultimate Escapes Holdings of the assets and liabilities of Ultimate Resort Holdings, described above, Ultimate Escapes Holdings and Private Escapes entered into a Consolidated Amended and Restated Loan and Security Agreement with CapitalSource (the “New Loan Agreement”). The New Loan Agreement replaces and supersedes the previous April 30, 2007 Loan Agreement with CapitalSource and is discussed in Note 7.

NOTE 3 – LIQUIDITY

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company incurred net losses of $12,965 and $23,222 during the years ended December 31, 2009, and 2008, respectively. As of December 31, 2009 and December 31, 2008, the Company's current liabilities exceed its current assets by approximately $33 million and $9 million, respectively. In addition, although we have completed the refinancing of our CapitalSource revolving loan facility (Note 2), we may not be able to meet certain covenants under the revolving loan agreement in the future (see Note 7). We have also experienced a decrease in new membership sales and existing member upgrades over the last six months of 2008 and throughout 2009.

The above factors, among others, indicate that we may encounter a liquidity event which may cause us to be in default of our loan covenants. Our management has taken steps to increase cash flow in order to cover 2010 operational expenses through, if necessary, the sale of selected club properties, and closely monitoring and reducing operating expenses. In addition, the Company is actively seeking to raise additional working capital.

The items discussed above raise substantial doubts about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classification of liabilities that might be necessary, should we be unable to continue as a going concern.

NOTE 4 - PROPERTY ACQUISITIONS

Effective May 1, 2007, we acquired certain properties from a company in bankruptcy for total consideration of approximately $105,000, which was financed by $95,000 of long-term debt from CapitalSource (see Notes 7 and 8)  and a $10,000 note from JDI (see Note 8). The purchase price was allocated to the assets acquired, consisting entirely of property and equipment, based on their relative fair values at the date of acquisition.

Effective February 16, 2008, we acquired six properties from an unrelated luxury destination club for approximately $15,100.  The purchase price was financed by borrowings under our loan agreements and the issuance of nine corporate memberships and was allocated to the assets acquired, consisting entirely of property and equipment, based on their relative fair values at the date of acquisition.

Effective September 15, 2009, we acquired 47 properties, 1 yacht and other property and equipment from Private Escapes for $49,200, as described in Note 2.

NOTE 5 - PROPERTY AND EQUIPMENT

As of December 31, 2009 and December 31, 2008, we operated a total of 141 and 84 club properties, respectively, located in various resort destinations. Of these properties, 104 and 59, respectively, are owned, and 37 and 25 are leased. The owned properties provide the borrowing base for our CapitalSource revolving loan (see Note 7).

At December 31, 2009 and 2008, property and equipment consists of the following:

	2009	2008

Land, club properties, and improvements	$152,649	$117,741
Furniture and fixtures at club properties	9,868	9,709
Office equipment	446	243
	162,963	127,693
Less accumulated depreciation	11,566	7,379

	$151,397	$120,314

Properties held for sale were $6,067 as of December 31, 2009.  Impairments recognized on properties held for sale for the year ended December 31, 2009 was $2,839.  There were no properties held for sale as of December 31, 2008 or impairments recognized on properties held for sale for the year ended December 31, 2008.  Depreciation expense was $4,589 and $4,479 for the years ending December 31, 2009 and 2008, respectively.

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

At December 31, 2009, we had goodwill of $8,473 related to our acquisition of certain assets and liabilities of Private Escapes.  We did not have any goodwill at December 31, 2008.

The following table summarizes our intangible assets as of December 31, 2009.  We did not have any intangible assets as of December 31, 2008.

	Member List	Lead Database	Total

Balance, December 31, 2008	$-	$-	$-
Additions	15,800	12,254	28,054
Amortization	(460)	(477)	(937)
Balance, December 31, 2009	15,340	11,777	27,117

Weighted-average remaining amortization period in years	9.7	7.2

As of December 31, 2009, we estimate future amortization expense of intangible assets for the next five years to be:

2010	$3,214
2011	3,214
2012	3,214
2013	3,214
2014	3,214
16,070
Thereafter	11,047
$27,117

NOTE 7 - REVOLVING LOAN

On April 30, 2007, we entered into a Loan and Security Agreement (the “Loan Agreement”) with CapitalSource Finance LLC, which provided for both a revolving loan (discussed below) and a term loan (see Note 8).  The Loan Agreement was amended on October 15, 2007 and was further amended on February 14, 2008.  The loan was collateralized by substantially all of our assets and was guaranteed by Ultimate Resort.  On September 15, 2009, we entered into a new Consolidated Amended and Restated Loan and Security Agreement with CapitalSource (the “New Loan Agreement”), which is also discussed below.

Prior Loan Agreement

The Loan Agreement, as subsequently amended, provided for borrowings up to a defined borrowing base amount.  At December 31, 2008, $86,387 was outstanding under the revolving loan.  At December 31, 2009, $98,982 was outstanding under the New Loan Agreement.  The outstanding balance at December 31, 2008 represents the maximum permitted at that date under the then borrowing base formula. On and after March 31, 2009, the borrowing base was an amount equal to the lesser of (i) $90,000 or (ii) 65% of the appraised value of all owned property encumbered by a mortgage in favor of the lenders.  At December 31, 2008, the appraised value of such property was $127,290.

Interest was payable monthly at the three-month LIBOR (0.60% at December 31, 2009 and 1.90% at December 31, 2008) plus 5%, with a floor of 8.75% per annum which we have been at during substantially all of 2009 and 2008.  An exit fee of $1,425,000 was due on maturity or earlier if the loan is terminated for any reason. The fee is included in deferred loan costs and was amortized to interest expense over the term of the loan. No principal payments were due until maturity on April 30, 2011.

We were required to meet certain covenants as defined in the Loan Agreement, including:

(1) (a) maintaining a restricted cash balance of not less than 75% of annual debt service on the revolving and term loans, or (b) maintaining a debt service coverage ratio of 1.25 to 1.00, based on the ratio of (a) EBITDA for the immediately preceding three calendar months, to (b) debt service (excluding balloon maturities of indebtedness) on a consolidated basis for the immediately preceding three calendar months.

(2) If we achieved less than 75% of projected gross sales of club membership interests for the fiscal year ended December 31, 2008, as set out in the Loan Agreement, we were required to deposit an additional one month's annual debt service on or before January 31, 2009.  This requirement was not met and the additional deposit was required.  As discussed below, the additional deposit required by January 31, 2009 was not made and, accordingly, as of that date, the loan was in default. Thereafter, we were required to deposit an additional one month's annual debt service (i) on or before April 30, 2009, unless we had achieved at least 75% of projected gross sales of club memberships as set out in the Loan Agreement for the fiscal quarter ended March 31, 2009, and (ii) on or before July 31, 2009, unless we had achieved at least 75% of projected gross sales of club memberships for the fiscal quarter ended December 31, 2009.  The projected gross sales targets for the quarters ended March 31, 2009 and December 31, 2009 were not met; however, the additional deposits required by the loan agreement were not made.

(3) Remain in compliance at all times with applicable requirements as to ratio of the number of properties to club members or "equivalent members", as set forth in the applicable Club Membership Plans.

(4) For the period beginning May 1, 2007, and ended April 30, 2008, the consolidated net income (loss) must not exceed ($25,000). For the period beginning May 1, 2008, and ended April 30, 2009, the consolidated net income (loss) must not exceed ($18,000). For the period beginning May 1, 2009, and ending April 30, 2010, the consolidated net income (loss) must be not less than $1.

(5) The debt ratio (aggregate mortgage financing to the aggregate appraised value for all owned Property) on a consolidated basis must not exceed 80%.

The Loan Agreement required us to maintain a restricted cash balance equivalent to approximately nine months of interest payments due on the loan.  Although the use of these funds was generally limited to the payment of interest on the loans, we were permitted, for a limited period of time and subject to certain limitations as provided in the Loan Agreement, use a portion of the restricted cash to fund operating expenses.  Subsequent to December 31, 2008, CapitalSource approved the use of $1,700 from the restricted cash account to pay operating expenses, to be repaid prior to April 30, 2009. The Company repaid $700 but the balance had not been repaid and, as discussed above, the Company had also not increased the restricted cash account as required by the Loan Agreement.  On July 10, 2009, we received a notice of default from CapitalSource.  In connection with our proposed re-organization and business combination (see Note 2), we expected that CapitalSource would continue to be our primary lender and on September 2, 2009, we received a waiver from CapitalSource.  As discussed below, on September 15, 2009, we entered into a New Loan Agreement with CapitalSource which cured our default under the previous Loan Agreement.

In connection with the Loan Agreement, we paid CapitalSource an initial commitment fee of $950 and also paid other fees and expenses aggregating $775. These fees, together with the exit fee of $1,425,000 required on maturity or earlier repayment of the loan and the $750 cost of the warrants described below, were deferred and were being amortized over the term of the Loan Agreement.

In connection with the Loan Agreement, on April 30, 2007, Ultimate Resort issued to CapitalSource a Warrant to purchase 43 Class C equity units of Ultimate Resort, at an exercise price of $11,627.91 per unit (aggregate proceeds on exercise of $500), exercisable at any time prior to the later of April 30, 2017 or five years after the irrevocable payment in full in cash of all of the obligations and termination of the Loan Agreement.  Prior to its redemption described below, the Warrant permitted the holder to execute a cashless exercise, thus permitting net settlement.  As a result, in accordance with FASB ASC 815 “Derivatives and Hedging”, the Warrant is a derivative instrument.  Because the Warrant permitted CapitalSource to require Ultimate Resort to re-purchase the Warrant or the underlying Class C equity units, in certain circumstances, including an event of default or a change in control, the Warrant did not meet the criteria of FASB ASC 815-40 “Contracts in Entity’s Own Stock”. The issuance of the Warrant by Ultimate Resort on our behalf was recognized as a capital contribution to us by Ultimate Resort and classified as a derivative instrument, at its estimated fair value.  On May 23, 2008, CapitalSource agreed to cancel the Warrant in exchange for a payment of $750. The Class C equity units are issued to employees and others for services provided. In estimating the fair value of the Warrant at the time it was issued, we compared the exercise price of the Warrant with the amount ($30) at which the Class D common equity units of Ultimate Resort, which have broadly similar characteristics, were sold during 2007.  Based on that amount, the intrinsic value of the warrant at the time it was issued was $790. We concluded that the amount of $750,000 at which the Warrant was re-purchased was not materially different from its intrinsic value and that its fair value at the time it was issued would not be materially different from its intrinsic value.  Accordingly, the Warrant was valued at $750,000, which was recorded as deferred loan costs and was being amortized over the life of the loan.

New Loan Agreement

On September 15, 2009, in connection with the contribution to us of the assets and liabilities of Ultimate Resort Holdings (see Note 2), we, together with Private Escapes, entered into a the New Loan Agreement with CapitalSource.  The New Loan Agreement replaces and supersedes our previous April 30, 2007 Loan Agreement with CapitalSource discussed above.

The New Loan Agreement provides for borrowings up to the lesser of a defined maximum amount or a defined borrowing base amount. The maximum amount available was $110,000 through December 31, 2009, and is $108,000 from January 1, 2010 through June 30, 2010, $105,000 from July 1, 2010 through December 31, 2010 and $100,000 from January 1, 2011 to the maturity date of April 30, 2011. The borrowing base amount is a percentage of the appraised value of all owned property encumbered by a mortgage in favor of CapitalSource. Through March 31, 2010, that percentage was 75%, from April 1, 2010 through December 31, 2010 it is 70% and from January 1, 2011 it is 65%. We are currently in negotiations with CaptialSource to extend the dates by which time we have to meet these percentage obligations.  At December 31, 2009, $98,982 was outstanding under the New Loan Agreement.

Interest is calculated on the actual days elapsed and the basis of a 360 day year and is payable monthly at the three-month LIBOR (0.25% at December 31, 2009) plus 5% per annum, with a floor of 8.75%.  An exit fee of $1,650 is due on maturity or earlier if the loan is terminated for any reason. The maturity date may be extended at our request for two additional one year periods, provided we are not in default under the New Loan Agreement and on payment of an extension fee of 0.25% of the then maximum loan amount of $100,000. Except for payments required on the sale of a mortgaged property, no principal payments are due until maturity on April 30, 2011, except that we are required to make a cash payment of $2,000 on December 31, 2009, a cash payment of $3,000 on June 30, 2010 and a cash payment of $5,000 on December 31, 2010. As of March 31, 2010, the necessary repayments due before June 30, 2010 have both been made.  As described above, we are currently in negotiations with CapitalSource which may require us to increase the repayment obligations due by June 30, 2010 and December 31, 2010.  If we exercise one or both of the extension options, we are required to make cash payments of $5,000 on June 30, 2011, $5,000 on December 31, 2011, $5,000 on June 30, 2012 and $5,000 on December 31, 2012. We may voluntarily prepay any part of the loan at any time but may terminate the New Loan Agreement only by providing 30 days written notice and prepaying outstanding amounts in full.

We are required to meet certain covenants as defined in the New Loan Agreement, including:

(1)  Maintain either (a) a restricted cash balance of not less than six months debt service (as defined), or (b) a debt service coverage ratio of 1.25 to 1.00, based on the ratio of (a) Adjusted EBITDA for the immediately preceding 12 calendar months, to (b) debt service (excluding balloon maturities of indebtedness) on a consolidated basis for the immediately preceding 12 calendar months.  On March 16, 2010, CapitalSource agreed to reduce the interest reserve by $1,500 to be replenished in equal installments at the end of June, September, and December 2010.

(2)  Maintain a leverage ratio between debt (as defined and with certain exclusions) and consolidated tangible net worth of no more than 3.5:1.

(3)  Remain in compliance at all times with applicable requirements as to ratio of the number of properties to club members or “equivalent members”, as set forth in the applicable Club Membership Plans.

(4)  For the years ending December 31, 2009 and 2010, the consolidated net loss must not exceed $10,000 and $5,000, respectively, and for the year ending December 31, 2011 and each succeeding year, the consolidated net income must be not less than $1 (net loss is adjusted in each year for the non-refundable portion of new member initiation fees not yet recognized in income and for non-cash stock-based compensation expensed in 2009).

(5)  The debt ratio (aggregate mortgage financing to the aggregate appraised value for all owned Property) on a consolidated basis must not exceed 80%.

In addition to various covenants, the New Loan Agreement contains customary events of default that would permit CapitalSource to accelerate repayment of amounts outstanding, including failure to pay any amounts outstanding under the New Loan Agreement when due, insolvency, judgment or liquidation, failure to pay other borrowed money in excess of $500, failure to comply with the terms and conditions of the New Loan Agreement, suspension of the sale of club memberships, termination of any club or club membership plan, failure to pay (without their consent) any amounts due to a resigning Club Member in accordance with the terms of their Club Membership Agreement and a change in management (as defined).

The table below describes our revolving loan, mortgages, and other notes, and schedule of maturities as of December 31, 2009.  See note 10 for further description of mortgage and other loans.

	Total	Current	Long Term
Note payable to CapitalSource, bearing interest at three-month LIBOR (0.25% at December 31, 2009) plus 5% per annum, with a floor of 8.75%, with principal and interest payments, maturing on May 4, 2013.	$98,982	$14,503	$84,479

Note payable to JDI Ultimate, L.L.C., bearing interest at 5%, with interest only payments, maturing April 30, 2017 (see Note 9).	10,000	-	10,000

Various loans with interest rates ranging from 3.375% to 15.0%, maturing January 1, 2010 through September 1, 2037 (see Note 10).	14,297	3,773	10,524

Total	$123,279	$18,276	$105,003

Principal repayments are as follows, for the years ending December 31:
2010	$18,276
2011	86,482
2012	485
2013	117
2014	108
Thereafter	17,811
Total	$123,279

NOTE 8 - TERM LOAN

On April 30, 2007, as part of the Loan Agreement described in Note 7, we also entered into a $10,000 term loan agreement with CapitalSource.  The loan was collateralized by substantially all our assets and guaranteed by our then majority owner, Ultimate Resort.  Interest was payable monthly at 16% per annum.  We were originally required to repay at least $4,000 of the outstanding principal balance by October 31, 2007, and to have paid all amounts due under the term loan on or before April 30, 2008. On February 14, 2008, the agreement was amended to require only that we repay the term loan (including all accrued interest) on or before December 31, 2008. The loan, including all accrued interest, was repaid in full on January 12, 2009.

NOTE 9 – NOTE PAYABLE TO SHAREHOLDER

On April 30, 2007, we issued a $10,000 note payable to JDI (see Note 2). Interest is payable quarterly at 5% per annum and no principal payments are due until maturity on April 30, 2017. The note, which is subordinate to the revolving and term loans from CapitalSource, is collateralized by a second security interest in certain real property.  As described in Note 2, on October 28, 2009, JDI assigned the note to Ultimate Resort Holdings.   In connection with the original loan from JDI, we paid fees and expenses aggregating $1,032. These fees have been deferred and are being amortized over the 10 year term of the note.

NOTE 10 - MORTGAGE AND OTHER LOANS

We have 10 loans that have either matured or will mature within the next twelve months.  The current portion of these loans is $3,773 at December 31, 2009.  These loans are collateralized by various properties and bear interest rates ranging from 6% to 15%.  The notes mature at various dates through 2010.  For those notes that matured before year end, the company is in negotiations to renew.

Included in these current loans is $234 for the remaining outstanding principal balance of $936 related to a $3.75 million loan from Kederike, LLC, an entity in which Richard Keith, our Chairman, is a 50% owner.  Upon the consummation of the transaction with Private Escapes on September 15, 2009, we assumed this related party liability for $234, the remainder was assumed by an entity controlled by Mr. Keith.  The maturity date of the loan was October 15, 2009; however, the parties have renegotiated an extension of the maturity date until June 30, 2010 on substantially the same terms.

We currently have 13 long term loans with an outstanding balance of $10,524.  These loans are collateralized by various properties and bear interest rates ranging from 3.375% to 13.5%.  The notes mature at various dates ranging from August 2011 through January 2038.

NOTE 11 - ACCRUED LIABILITIES

At December 31, 2009 and 2008, accrued liabilities consist of the following:

	2009	2008

Payroll	$317	$54
Interest	841	787
Loan agreement exit fee	1,650	1,425
Property taxes	458	531
Marketing, consulting, credit fees, and other expenses	1,318	420
Contingent consideration – Private Escapes acquisition	542	-

	$5,126	$3,217

At December 31, 2009, we re-measured the contingent consideration, as discussed in Note 2, to fair value.  The estimated fair value of the contingent consideration as of December 31, 2009 was $542.  As such, we recorded a gain of $1,458 in Other Income in the Consolidated Statement of Operations.  The estimated fair value of $542 was calculated by multiplying the estimated number of shares that could be potentially earned per the weighted average analysis (approximately 1,831,000 shares) by the Private Escapes equity ownership in Ultimate Escapes Holdings of 8%, and by our closing share price at December 31, 2009 ($3.70).

The aggregate range of contingent consideration at December 31, 2009 is as follows (dollars in thousands):

	Range of Additional	Range of	Weighted
	Ownership % (1)	Fair Values	Average Value

Performance targets	0 - 200,000 shares	$0 - $740	$542

NOTE 12 - ACCRUED DISTRIBUTIONS

Prior to the reverse merger, Ultimate Resort was required to make distributions to holders of its Class B and Class BB equity units and those distributions were accrued and charged to its capital account as shown below.  The distribution requirement ceased when the reverse merger was completed on October 29, 2009.  We do not expect that we will be required to make a cash settlement of these accrued distributions in 2010.

Accrued
Distributions

Balance – December 31, 2007	497
Distributions accrued	477
Distributions re-invested	(375)
Balance – December 31, 2008	599
Distributions accrued	398
Distributions paid	(34)
Balance – December 31, 2009	$963

NOTE 13 - EQUITY COMPENSATION

Prior Compensation Plan

Beginning in 2004, Ultimate Resort granted incentive rights to certain key employees to acquire Class C equity units of Ultimate Resort, subject to minimum vesting periods, at no cost to the employee.  The rights generally vested 100% after four years, although for certain grants the rights vested at 25% per annum for four years. Until the rights had vested, the employees were not entitled to any benefit associated with the ownership of the Class C equity units. As of December 31, 2008, a total of 345 Class C equity units had been granted to employees, including 125 equity units granted in 2008, of which 110 equity units had fully vested.  During 2009, rights to an additional 121 Class C equity units of Ultimate Resort were granted.

We accounted for the issuance of these equity units in accordance with FASB ASC 718, Compensation – Stock Compensation.  This statement requires us to recognize compensation expense in an amount equal to the grant-date fair value of the units.  In estimating the fair value of the Class C equity units at the time they were granted, management compared the likely fair value of the equity units with the amount at which the Class B, BB and D equity units of Ultimate Resort, which have broadly similar characteristics, were sold. Based on that comparison, management concluded that a reasonable estimate of the fair value of the Class C equity units in 2004 and 2005 was $10,000, for rights granted in 2006 and 2007 was $20,000, and for those granted in 2008 and later was $30,000 per unit. The estimated fair value of these units, as of the date of grant, was recognized as compensation cost over the vesting period and recorded as a capital contribution to us by Ultimate Resort. On completion of the reverse merger transaction with SAAC described in Note 2, all equity units that had not previously vested immediately became fully vested and we recognized all compensation expense previously not recognized.  No further equity units will be issued under this plan.

Based on the estimated fair values of the Class C units, we recorded employee compensation expense and a capital contribution by Ultimate Resort, over the vesting period of the units, as follows:

Expense Not
Yet Recognized

Outstanding – December 31, 2007	1,357
Fair value of 125 equity units granted	3,750
Expense recognized	(2,168)
Outstanding – December 31, 2008	2,939
Fair value of 121 equity units granted	3,630
Expense recognized	(6,569)
Outstanding – December 31, 2009	$-

2009 Stock Option Plan

At the special meeting of our stockholders held on October 28, 2009, the Company’s stockholders approved the adoption of the 2009 Stock Option Plan (the “Plan”). The purpose of the Plan is to provide an additional incentive to attract and retain qualified personnel who provide services and upon whose efforts and judgment the success of the company is largely dependent. In furtherance of this purpose, the Plan authorizes the granting of incentive or nonqualified stock options to purchase common stock to persons selected by the administrators of the Plan from the class of all regular employees of the company, including officers who are regular employees, directors and consultants.

The Plan provides that it shall be administered by the board of directors or by a committee appointed by the board (the “Committee”), which shall be composed of two or more directors all of whom shall be “outside directors” (as defined in the Plan). The Committee or the Board in its sole discretion determines the persons to be awarded the options, the number of shares subject thereto and the exercise price and other terms thereof.

If any option granted under the Plan should expire or terminate for any reason other than having been exercised in full, the shares subject to that option will again be available for purposes of the Plan.

The expiration date of an option  under the Incentive Plan will be determined by the Committee or the board at the time of grant, but in no event may such an option be exercisable after 10 years from the date of grant. An option may be exercised at any time or from time to time or only after a period of time in installments, as the Committee or the board determines. The Committee or the board may in its sole discretion accelerate the date on which any option may be exercised. Each outstanding option granted under the Plan may become immediately fully exercisable in the event of certain transactions, including certain changes in control of the Company, certain mergers and reorganizations, and certain dispositions of substantially all of our assets, if so provided in the applicable option agreement.

Unless otherwise provided in the applicable option agreement, the unexercised portion of any option granted under the Plan shall automatically be terminated (a) three months after the date on which the optionee’s employment is terminated for any reason other than (i) Cause (as defined in the Plan), (ii) mental or physical disability, or (iii) death; (b) immediately upon the termination of the optionee’s employment for Cause; (c) one year after the date on which the optionee’s employment is terminated by reason of mental or physical disability; or (d) one year after the date on which the optionee’s employment is terminated by reason of optionee’s death, or if later, three months after the date of optionee’s death if death occurs during the one year period following the termination of the optionee’s employment by reason of mental or physical disability.

The Plan will expire on August 31, 2019, and any option outstanding on such date will remain outstanding until it expires or is exercised.

The Plan provides for the issuance of a maximum of 1,200,000 shares of our common stock in connection with the grant of options.  On October 29, 2009, we granted to our employees a total of 8,800 options with an exercise price of $0.01, all of which were immediately exercised. In 2009, we also granted to our non-employee directors a total of 8,862 and 44,565 options with exercise prices of $0.001 and $6.77, respectively representing the par value of the underlying common stock and, the market price on the grant date, respectively. As of December 31, 2009, none of those options had been exercised.  As of March 31, 2010, options to purchase a total of 62,227 shares of common stock had been issued and 1,137,773 shares remain available for issuance.

We account for the issuance of the options in accordance with FASB ASC 718, Compensation – Stock Compensation.  This statement requires us to recognize compensation expense in an amount equal to the grant-date fair value of the Options.  In estimating the fair value of the Options at the time they were granted, we used the Black-Scholes option model.  This model is affected by our stock price on the date of the grant as well as assumptions regarding a number of highly complex and subjective variables.  These variables include the expected term of the option, expected risk-free rates of return, and the expected volatility of our common stock, each of which is more fully described below.  The assumptions for expected term and expected volatility are the two assumptions that significantly affect the grant date fair value.

Expected Term:  We apply FASB ASC 718-10-S99 which allows use of the “short cut” method which assumes exercise of the option at the midpoint between vesting and expiry.

Risk-free Interest Rate:  We base the risk-free interest rate on the implied yield at the grant date of the U.S. Treasury zero-coupon issue with an equivalent term to the stock-based award being valued.  Where the expected term of a stock-based award does not correspond with the term for which a zero coupon interest rate is quoted, we estimate the rate based on the rates for the nearest available maturities.

Expected Stock Price Volatility: Because of the limited trading history of our common stock, we base our estimate of volatility on the volatility of entities considered by management to be comparable.  Management chose companies similar in terms of the nature of their operations, risk, size, and other appropriate metrics.

Dividend Yield: We do not expect to pay any dividends and accordingly we apply a dividend yield rate of 0%.

The fair value of stock option awards granted during the years ended December 31, 2009 was estimated as of the grant date using a Black-Scholes model with the following weighted average assumptions:

2009

Expected term (in years)	5 Years
Risk-free interest rate	2.21%
Expected volatility	53%
Dividend yield	0%

Weighted average fair value per share at grant date	$3.37

The status of our stock options and stock awards are summarized as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2008	0	0
Granted	62,227	$3.37
Exercised	(8,800)	$0.01
Canceled	0	0
Outstanding at December 31, 2009	53,427	$3.93
Exercisable at December 31, 2009	0	0

The following table summarizes information about our options outstanding at December 31, 2009:

	Options Outstanding, Expected to Vest			Options Exercisable
Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$3.37	44,565	10	$3.37	0	N/A	N/A

$6.77	8,862	10	$6.77	0	N/A	N/A

$3.93	53,427	10	$3.93	0

As of December 31, 2009, the aggregate intrinsic value of all stock options outstanding and expected to vest was approximately $15 and the aggregate intrinsic value of currently exercisable stock options was zero.  The intrinsic value of each option is the difference between the fair market value of our common stock and the exercise price of the option to the extent it is in-the-money.  Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day.  The intrinsic value calculation is based on the $3.70 closing stock price of our common stock on December 31, 2009, the last trading day of 2009.  The total number of in-the-money options outstanding but not yet exercisable as of December 31, 2009 was 44,565.

The total intrinsic value of options exercised during the year ended December 31, 2009 was $70.  Intrinsic value of exercised shares is the total value of such shares on the date of exercise less the cash received from the option holder to exercise the options.  The total cash proceeds received from the exercise of stock options was eighty-eight dollars for the year ended December 31, 2009.

The total fair value of options granted during the year ended December 31, 2009 was $210.   The total fair value of option shares vested during the year ended December 31, 2009 was $70.

Stock compensation cost recognized for the years ended December 31, 2009 and 2008, including expense recognized under the Prior Compensation Plan described above, was $6,604 and $2,169, respectively. We will only recognize a tax benefit from windfall tax deductions for stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available have been utilized. As of December 31, 2009, there was approximately $175 of total unrecognized stock-based compensation cost, net of expected forfeitures, related to unvested stock options granted under the Amended Plan.  This cost is expected to be recognized in 2010.

NOTE 14 – CAPITAL STOCK

General

Our authorized capital stock consists of 300,000,000 shares of common stock, $0.0001 par value, and 20,000,000 shares of preferred stock, $0.0001 par value.

Units

Each unit issued in SAAC’s initial public offering consisted of one share of common stock and one warrant. Each warrant entitles the holder to purchase one share of common stock. The units began trading on the NYSE Amex on October 23, 2007, and ceased trading on October 30, 2009.  Our common stock and warrants comprising the units began separate trading on January 18, 2008. Our common stock and warrants now trade on the OTC Bulletin Board under the symbols ULEI and ULEI.WT, respectively. Prior to October 23, 2007 and January 18, 2008, there was no established public trading market for our units or for our common stock and warrants, respectively.

Common Stock

Holders of common stock are entitled to one vote per share on matters submitted to a vote of stockholders. Holders of common stock do not have cumulative voting rights. Holders of common stock are entitled to receive dividends as may be declared from time to time by our board of directors out of funds legally available for the payment of dividends, subject to the preferences that apply to any outstanding preferred stock. Upon our liquidation, dissolution or winding up, the holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and after giving effect to the liquidation preference of any outstanding preferred stock. The common stock has no preemptive or conversion rights and no additional subscription rights. There are no redemption or sinking fund provisions applicable to the common stock. All outstanding shares of common stock are fully paid and non-assessable. We have not paid any dividends to date on our common stock.

As of December 31, 2009, there were 1,582,323 shares of common stock outstanding. Subsequent to December 31, 2009, 1,128,806 shares were issued to club members under the Redemption Assurance Exchange Program, described below and in Note 1. In addition, 31,298 shares were issued for services received in connection with the reverse merger with SAAC and 64,015 shares have been or will be issued for consulting services.

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

On October 29, 2009 the Company filed with the Secretary of State of Delaware a Certificate of Designation of Series A Preferred Stock (the ‘‘Certificate of Designation’’) designating 14,556,675 shares of its authorized preferred stock as Series A Preferred Voting Stock (the ‘‘Series A Preferred Voting Stock’’). The Certificate of Designation was approved by the Company’s board of directors. The Series A Preferred Voting Stock is entitled to one vote per share and to vote as a single class with the common stock on all matters. In addition, the holders of Series A Preferred Voting Stock have a separate right to vote as a single class on (a) amendments to the Second Amended and Restated Certificate of Incorporation that effect a division or combination of the Company’s common stock unless such amendment proportionately divides or combines the Series A Preferred Voting Stock, (b) the declaration of any dividend or distribution on the Company’s common stock (other than in connection with a dissolution and liquidation) on shares of the Company’s common stock unless a proportionate dividend or distribution is declared on the Series A Preferred Voting Stock and (c) a division or subdivision of the Series A Preferred Voting Stock into a greater number of shares of Series A Preferred Voting Stock or a combination or consolidation of the Series A Preferred Voting Stock.

The Series A Preferred Voting Stock is not entitled to receive any liquidation preference. In the event of the Company’s liquidation, the holders of the Series A Preferred Voting Stock are only entitled to receive $0.001 per share, plus any accrued but unpaid dividends thereon, if any, pari passu with the holders of shares of the Company’s common stock, and nothing more. The shares of Series A Preferred Voting Stock are subject to transfer restrictions intended to cause such shares to be transferred only together with exchangeable units of Ultimate Escapes Holdings. The holders of Series A Preferred Voting Stock have no conversion, preemptive or other subscription rights and there are no sinking fund provisions applicable to the Series A Preferred Voting Stock.

For each ownership unit of Ultimate Escapes Holdings issued to the UE Owners in connection with the consummation of the reverse merger on October 29, 2009, the UE Owners received one share of Series A Voting Preferred Stock (all of which shares of Series A Voting Preferred Stock were issued in the name of Mr. Tousignant, as Owner Representative). At any time that any UE Owner exchanges ownership units of Ultimate Escapes for shares of the Company’s common stock, a like number of shares of Series A Voting Preferred Stock will be canceled.

Common Stock Warrants

As of December 31, 2009, there were warrants to purchase a total of 12,075,000 shares of our common stock outstanding.

Public Stockholder Warrants

On October 29, 2007, as part of its initial public offering of units, SAAC sold 10,000,000 warrants to purchase one share of common stock at an exercise price of $5.25, exercisable commencing on the later of the completion of a business combination or 12 months from the date of the offering and expiring four years from the date of the offering. The Company could redeem the warrants, at a price of $.01 per warrant, upon 30 days’ notice, in the event that the last sale price of the common stock was at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

At the special meeting of warrant holders held on October 28, 2009 in connection with the reverse merger, a majority of the warrant holders approved amendments to the warrants that increased the exercise price to $8.80 per share, increased the last reported sale price of the common stock at which the Company may require redemption of the warrants to $15.05 per share, and extended the expiration date of the warrants to four years from the closing date of the reverse merger. These warrant amendments became effective upon the closing of the reverse merger on October 29, 2009.

The Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise of the warrants. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such warrant is not entitled to exercise such warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the warrants may expire unexercised and unredeemed.  The exercise price and number of shares of common stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of common stock at a price below their exercise price.

Founder Warrants

Secure America Acquisition Holdings, LLC, the principal initial stockholder of SAAC, purchased a total of 2,075,000 warrants (‘‘Founder Warrants’’) at $1.00 per Warrant (for an aggregate purchase price of $2,075,000) privately from SAAC. This purchase took place simultaneously with the consummation of the Company’s initial public offering of units. The Founder Warrants are identical to the warrants sold in the Offering, except that (i) the Founder Warrants are not subject to redemption, (ii) the Founder Warrants may be exercised on a cashless basis while the warrants included in the units sold in the offering cannot be exercised on a cashless basis, (iii) upon an exercise of the Founder Warrants, the holders of the Founder Warrants may receive unregistered shares of our common stock, and (iv) subject to certain limited exceptions, the Founder Warrants were not transferable until they were released from escrow, as described below, which would only be after the consummation of the reverse merger.

Exercising warrants on a ‘‘cashless basis’’ means that, in lieu of paying the aggregate exercise price for the shares of common stock being purchased upon exercise of the warrant in cash, the holder forfeits a number of shares issuable upon exercise of the warrant with a market value equal to such aggregate exercise price. Accordingly, the Company will not receive additional proceeds to the extent the Founder Warrants are exercised on a cashless basis.  Warrants included in the units sold in the offering are not exercisable on a cashless basis and the exercise price with respect to these warrants will be paid directly to the Company.

Secure America Acquisition Holdings, LLC and its permitted transferees are entitled to registration rights with respect to the Founder Warrants and the shares of common stock issuable upon exercise of the Founder Warrants pursuant to the terms of an agreement dated October 23, 2007, which rights are described below.

Registration Rights

The holders of 314,705 issued and outstanding founder common shares, the Founder Warrants, and the shares of common stock issuable upon exercise of the Founder Warrants are entitled to registration rights pursuant to a Registration Rights Agreement, dated as of October 23, 2007. The holders of these securities are entitled to make up to two demands at any time after the date on which their shares or warrants, as applicable, are released from escrow, which is one year after the consummation of the reverse merger and 60 days after the consummation of the reverse merger, respectively, that we register the initial shares, the Founder Warrants and the shares of common stock issuable upon exercise of such Founder Warrants and also have ‘‘piggy-back’’ registration rights to participate in other registrations filed subsequent to such date. We will bear the expenses incurred in connection with any such registration statements other than underwriting discounts or commissions for securities not sold by us.  The Registration Rights Agreement requires us to effect registration on a best-efforts basis and does not provide for any explicit penalties in the event we are not able to effect registration on a timely basis.

In connection with the reverse merger, on October 29, 2009, we entered into a Registration Rights Agreement with the UE Owners, pursuant to which the UE Owners are entitled to registration rights, subject to certain limitations, with respect to shares of our common stock for which their ownership units of Ultimate Escapes Holdings may be exchanged. We agreed to file as soon as possible after the closing date of the reverse merger but in no event later than June 29, 2010, a registration statement covering the shares of our common stock for which their ownership units of Ultimate Escapes Holdings may be exchanged. In addition, the UE Owners have certain ‘‘piggyback’’ registration rights on registration statements filed by us.

None of our Registration Rights Agreements provide for registration delay payments in the event that we do not file the required registration statement by the prescribed date.

Redemption Assurance Exchange Program

In connection with the reverse merger, Ultimate Escapes Holdings offered to its club members who met certain eligibility requirements an opportunity to elect to convert all or a portion of their redemption value under the Redemption Assurance Program (see Note 1) into shares of our common stock, to be issued following the consummation of the reverse merger. A club member’s redemption value under the redemption assurance program is a guaranteed amount of the member’s initial membership fees that we are obligated to refund in accordance with specified procedures if the member resigns from the club within a defined period.

Eligible club members who elected to participate in the Redemption Assurance Exchange Program were entitled, following the consummation of the reverse merger, to convert up to the full amount of their redemption value into that number of shares of our common stock determined by dividing the redemption value which they elected to convert by $7.94. All shares of common stock issued pursuant to this program are restricted securities, and are subject to a lock-up agreement, whereby 25% of the shares issued to each club member will be released from the lock-up every six months following the consummation of the reverse merger. We agreed to use commercially reasonable efforts to cause a resale registration statement to be filed following the consummation of the reverse merger, covering 50% of the total number of shares of common stock issued pursuant to the program, otherwise such shares will only be eligible to be resold one year after the consummation of the reverse merger in accordance with rules applicable to “shell” companies.

Only accredited investors were eligible to participate in the Redemption Assurance Exchange Program, and the issuance of the shares of common stock pursuant to the program was intended to be exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act and Rule 506 of Regulation D promulgated under such Act. In addition, in order to participate, a club member must have owned shares of our common stock on October 25, 2009, and must have continued to hold such shares for at least 30 days after the closing of the reverse merger. The maximum amount of a club member’s redemption value which a club member could elect to convert into shares of our common stock pursuant to the program was the dollar amount (at $7.94 per share) of all shares of our common stock the club member owned on October 25, 2009.

On January 5, 2010, we issued an aggregate of 887,505 shares of our common stock to certain of those club members who had elected to convert all or portion of their redemption value under the Redemption Assurance Exchange Program into shares of common stock and in April 2010 we issued an additional 241,301 shares of our common stock to the remaining club members who participated in the Program.  The fair value of the shares issued of $8,963 exceeded the redemption value converted of $8,249 and as of December 31, 2009 we recognized an inducement of $714.

Voting Agreement

Also in connection with the reverse merger, on October 29, 2009, the SAAC founders, Ultimate Resort Holdings and Ultimate Escapes Holdings entered into a voting agreement, pursuant to which, until October 28, 2012, our board of directors is set at six directors, and the SAAC founders or their respective affiliates have the right to nominate two individuals for appointment to our board of directors following the reverse merger and Ultimate Resort Holdings or its affiliates have the right to nominate four individuals for appointment to our board of directors following the reverse merger. Both of the nominees of the SAAC founders and two of the nominees of Ultimate Resort Holdings must be independent pursuant to the Securities and Exchange Commission and the NYSE Amex rules and regulations. The SAAC founders caused their nominees to be appointed to the board of directors immediately prior to the reverse merger, and Ultimate Resort Holdings caused three out of its four nominees to be appointed to the board of directors immediately prior to the reverse merger. There is one vacancy on the board of directors, which will be filled at a later date.

Secure America Acquisition Holdings Voting Agreement

On November 11, 2009, Ultimate Escapes Holdings, Ultimate Resort Holdings, Secure America Acquisition Holdings, LLC (‘‘SAAH’’) and certain direct or indirect owners of SAAH, including Mr. McMillen, entered into a voting agreement pursuant to which, among other things, SAAH granted to Ultimate Resort Holdings a proxy to vote the shares of our common stock owned by SAAH or its direct or indirect owners until November 11, 2010. Also pursuant to this voting agreement, we agreed to repay certain advances previously made by certain members of SAAH to us, in the aggregate amount of $225 plus interest at the rate of 6% through payment in full on January 31, 2010. We also agreed to provide to SAAH, for the benefit of certain SAAH members (including Mr. McMillen) use of an Elite Club platinum membership for a period of three years.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Leases – At December 31, 2009 and December 31, 2008, we leased 37 and 25 club properties, respectively, as well as certain office space under various operating leases.  The leases are non-cancelable and expire on various dates through December 2010.  Some of the leases have various renewal and fair market value purchase options and one of the leases is with an entity controlled by a related party.  This lease has a five year term and expires in October 2010.  Total rent expense for the properties we lease for years ended December 31, 2009 and 2008 was approximately $3,503 and $3,593, respectively, of which approximately $244 and  $170, respectively, was paid to the entity controlled by the related party.

At December 31, 2009, future minimum lease payments required under the non-cancelable operating leases are as follows:

2010	$2,952
2011	466
2012	188
$3,606

Employment Agreements – We are obligated under employment agreements with our Chief Executive Officer, James M. Tousignant, our Chairman Richard Keith, and our Chief Financial Officer, Philip Callaghan.

The employment agreement for Mr. Tousignant has an initial term of three years, from October 29, 2009. The agreement is subject to automatic renewals for 12 month periods upon the expiration of the initial term, unless otherwise terminated in writing by either party 90 days before the end of the current term. The employment agreement provides to Mr. Tousignant an initial annual salary of $450, which is subject to periodic adjustments of no less than 10% annually. Mr. Tousignant also receives a performance-based bonus as additional cash compensation. In addition, Mr. Tousignant is entitled to participate in all employee benefit plans including medical and other benefits and 20 days annual vacation. If we terminate Mr. Tousignant without cause, we will be required to pay severance to Mr. Tousignant in an amount equal to twelve months compensation and the prorated amount of bonuses Mr. Tousignant would have otherwise earned during the current fiscal year. The employment agreement also entitles Mr. Tousignant to certain equity incentives, in an amount yet to be determined by the Compensation Committee but which will vest ratably in three equal annual installments commencing on the first anniversary of the initial grant date(s) thereof, and may be further accelerated or forfeited as set forth in the equity agreement that the parties will enter into in connection with the employment agreement. Such equity incentives have not yet been determined.

Mr. Keith has an agreement which has an initial term of one year, from October 29, 2009. The agreement is subject to automatic renewals for 12 month periods upon the expiration of the initial term, unless otherwise terminated in writing by either party 90 days before the end of the current term. The employment agreement provides to Mr. Keith an initial annual salary of $375. Mr. Keith may also receive a performance-based bonus as additional cash compensation. In addition, Mr. Keith is entitled to participate in all employee benefit plans including medical and other benefits and 20 days annual vacation. If we terminate Mr. Keith without cause, we will be required to pay severance to Mr. Keith in an amount equal to six months compensation and the prorated amount of bonuses Mr. Keith would have otherwise earned during the current fiscal year.

Mr. Callaghan has an agreement which has an initial term of one year, from October 29, 2009. The agreement is subject to automatic renewals for 12 month periods upon the expiration of the initial term, unless otherwise terminated in writing by either party 90 days before the end of the current term. The employment agreement provides to Mr. Callaghan an initial annual salary of $375. Mr. Callaghan may also receive a performance-based bonus as additional cash compensation. In addition, Mr. Callaghan is entitled to participate in all employee benefit plans including medical and other benefits and 20 days annual vacation. If we terminate Mr. Callaghan without cause, we will be required to pay severance to Mr. Callaghan in an amount equal to six months compensation and the prorated amount of bonuses Mr. Callaghan would have otherwise earned during the current fiscal year.

Hotel Rooms and Marketing Agreement – On July 9, 2007, we entered into an agreement with an entity under which we were required to pay a one-time non-refundable joining fee of $50.  The agreement also requires us to pay an annual sales and marketing fee of $100 and the pre-purchase of a number of hotel rooms and suites at various luxury hotels worldwide for a specified nightly fee.  The agreement terminates on December 31, 2010; however, it will automatically be extended for one year increments unless either party gives written notice of termination.  We can terminate the agreement at any time without cause by paying an early termination fee of $75.  Subsequent to year end, the agreement was amended, without payment, to reduce the annual sales and marketing fee to $60.

Reciprocity Program and Membership Sales Agreement –   In May 2008, we entered into a five year Reciprocity Program and Membership Sales Marketing Agreement with a developer and seller of luxury fractional and whole-ownership real properties in Cabo San Lucas, Mexico.  This agreement provides revenue to us through an annual program fee paid for each participating fractional or whole-ownership affiliate club member, as well as a per customer transaction fee.  In accordance with the agreement, we received a $200 credit from the developer which can be used for either future purchase of fractional or whole ownership in the development, rental of property in the development, purchase of club memberships in the yacht club, or charges for use of the amenities.  At December 31, 2008 and December 31, 2009, this credit has not been applied.  In addition, during 2008, we received the program fee of $100, which is being amortized over the term of the agreement.

During October 2008, we entered into a similar agreement with another developer of fractional properties in St. John and St. Barth in the Caribbean.  During 2008, we received one third of the program fee of $100 which is being amortized over the term of the agreement.

Litigation – We are involved in claims and litigation in the ordinary course of business.  In our opinion, such claims and litigation will not have a material effect upon our financial position or results of operations.

Earn-Out Units - As described in Note 2, the UE Owners may receive up to an additional 7,000,000 Earn Out ownership units if Ultimate Escapes Holdings meets certain Adjusted EBITDA targets in each of the years ending December 31, 2010, 2001 and 2012.

NOTE 16 - OTHER RELATED PARTY TRANSACTIONS

During 2008, we paid a monthly management fee of $5 to an affiliated entity of James M. Tousignant, our President and Chief Executive Officer and a member of our board of directors.  In addition, during 2008, we made a $40 advance to the affiliated entity, which was non-interest bearing and due on demand.  The amount was repaid in 2009.

On April 30, 2007, we entered into an advisory board member agreement with a related party.  We are required to pay a monthly advisory fee of $8 to the individual with an annual increase of 5%.  The agreement terminates upon written notice by us due to a breach of agreement, or if the advisor no longer owns an interest in Ultimate Resort.  During 2008, the agreement was modified to waive the advisory fee in exchange for the right to use our properties for additional days.

NOTE 17 - SEGMENT AND GEOGRAPHICAL INFORMATION

We operate in a single business segment.  Less than 5% of our revenue is derived from club members who reside outside the United States.  Geographic information related to the net book value of our property and equipment at December 31, 2009 and December 31, 2008 is as follows:

	2009	2008

United States	$80,164	$62,715
Bahamas	9,024	8,544
Mexico	30,977	27,914
Nevis	19,269	19,736
St. Thomas (USVI)	1,359	1,405
Tortola (BVI)	683	-
Dominican Republic	2,494	-
Turks & Caicos	3,694	-
Belize	697	-
Italy	3,036	-
Total net book value	$151,397	$120,314

NOTE 18 – INCOME TAXES

Income Taxes – The provision for income taxes is the tax payable or refundable for the period, plus or minus the change during the period, in deferred tax assets and liabilities.  Our deferred tax assets and liabilities are recognized to reflect the estimated future tax effects, calculated at currently effective tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible.  If in the future we determine that it is more likely than not that we will be able to realize our net deferred tax asset in excess of our net recorded amount, an adjustment to increase the net deferred tax asset would increase income in such period.  If in the future we were to determine that we would not be able to realize all or part of our net recorded deferred tax asset, an adjustment to decrease the net deferred tax asset would be charged to income in such period.  We are required to consider and weight all available evidence, both positive and negative, including our performance, the market environment in which we operate, and expectations of future profits when determining whether a valuation allowance is required.  Generally, greater weight is required to be placed on objectively verifiable evidence when making this assessment, in particular on recent historical operating results.

We evaluate each of our tax positions at the end of each period and determined that no significant uncertainties existed as of December 31, 2009.  We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  There have been no audits of our tax returns since inception and all periods remain open to tax examination.

The provision (benefit) for income taxes consists of the following:

Year Ended December 31, 2009
Current:
Federal	$(6)
State	-
Deferred:
Federal	(5,544)
State	(910)
Valuation allowance	6,454

$(6)

Deferred tax assets result primarily from book-to-tax timing differences in the allowance for doubtful accounts, transaction expenses, non-refundable initiation fees which are amortized for book purposes and recognized immediately for tax purposes, differences in the amortization lives of intangibles between book and tax and the amortization of goodwill for tax purposes only.

The table below reconciles the expected statutory federal income tax to the actual income tax provision (benefit):

Year Ended December 31, 2009
Income tax benefit, computed at 34 percent of pretax loss	$(4,408)
State income taxes	-
Increase in valuation allowance	6,454
Permanent differences	(2,052)

Actual income tax provision (benefit)	$(6)

The tax effect of temporary differences that give rise to the net deferred tax asset is as follows:

December 31, 2009

Deferred tax asset:
Allowance for doubtful accounts	$107
Capitalized transaction expenses	147
Amortization of intangibles	44
Deferred non-refundable initiation fees	6,156
6,454
Valuation allowance	(6,454)
-

Deferred tax liability	-

Net deferred tax asset (liability)	$-

Uncertainties that may affect the utilization of our tax attributes include future operating results, tax law changes, and rulings by taxing authorities regarding whether certain transactions are taxable or deductible.

As described above, during 2009 we concluded that a valuation allowance was required against all of the net deferred tax asset, and recorded a valuation allowance of $6,454 with a corresponding charge to income tax expense.

We adopted the guidance in FASB ASC 740, which prescribes the accounting for and disclosure of uncertainty in income tax positions.  This guidance specifies a recognition threshold that must be met before any part of the benefit of a tax position can be recognized in the financial statements, specifies measurement criteria and provides guidance for classification and disclosure.  We were not required to record an adjustment to our financial statements upon this adoption.

EXHIBIT INDEX

3.1	Second Amended and Restated Certificate of Incorporation(1)
3.2	Certificate of Designation of Series A Preferred Stock(1)
3.3	Bylaws(2)
4.1	Amendment No. 1 to Warrant Agreement, by and between the Company and Continental Stock Transfer & Trust Company, dated as of October 29, 2009(1)
4.2	Specimen common stock certificate(1)
4.3	Specimen warrant certificate(1)
4.4	Amended and Restated Founder Warrant Purchase Agreement, dated October 12, 2007, between the Company and Secure America Acquisition Holdings, LLC(5)
4.5	Form of Warrant Agreement between Continental Stock Transfer and Trust Company and the Company(5)
10.1	Amended and Restated Operating Agreement, by and among Ultimate Escapes Holdings, LLC, the Company, Ultimate Resort Holdings, LLC and Private Escapes Holdings, LLC, dated as of October 29, 2009(1)
10.2
Voting Agreement, by and among Secure America Acquisition Holdings, LLC, S. Kent Rockwell, Asa Hutchinson, Philip A. McNeil, Brian C. Griffin, Mark A. Frantz, Ultimate Resort Holdings, LLC and Private Escapes Holdings, LLC, dated as of October 29, 2009(1)

10.3	Indemnification and Escrow Agreement, by and among the Company, Ultimate Escapes Holdings, LLC, the Owner Representative and SunTrust Banks, Inc. as escrow agent, dated as of October 29, 2009(1)
10.4	Registration Rights Agreement, by and among the Company and each of the investors set forth therein, dated as of October 29, 2009(1)
10.5	Employment Agreement, by and between the Company and James M. Tousignant, dated as of October 29, 2009(1)
10.6	Employment Agreement, by and between the Company and Richard Keith, dated as of October 29, 2009(1)
10.7	Employment Agreement, by and between the Company and Philip Callaghan, dated as of October 29, 2009(1)
10.8	2009 Stock Option Plan(1)
10.9
Lease Agreement between La Mirada Plaza, LLC and Ultimate Resort, LLC dated November 1, 2005 as modified by Amendment No. 1 to Lease dated May 1, 2006, as assigned by Ultimate Resort, LLC to the Company pursuant to Assignment and Assumption of Lease Agreement dated October 29, 2009(1)

10.10
Consolidated Amended and Restated Loan and Security Agreement, dated as of September 15, 2009, among each borrower signatory thereto, CapitalSource Finance LLC, CapitalSource Bahamas LLC and the lenders party thereto, as modified by that certain First Amendment to Consolidated Amended and Restated Loan and Security Agreement and Limited Waiver dated as of October 29, 2009(1)

10.11
Second Mortgage Note among JDI Ultimate, L.L.C. and the borrowers listed therein dated April 30, 2007, as assigned by JDI Ultimate, L.L.C. to Ultimate Resort Holdings, LLC pursuant to the terms of that certain Assignment and Assumption of Loan dated as of October 29, 2009(1)

10.12
Third Amended and Restated Contribution Agreement among Private Escapes Holdings, LLC (“PE”), Ultimate Escapes and Ultimate Resort Holdings, LLC (“URH”) dated as of July 21, 2009 as amended by that certain Amendment No. 1 to Third Amended and Restated Contribution Agreement among PE, Ultimate Escapes and URH effective as of August 13, 2009(1)

10.13
Loan Agreement between Private Escapes Pinnacle, LLC and Kederike, LLC, dated as of June 1, 2006, and First Amendment thereto dated November 13, 2006, Second Amendment thereto dated December 21, 2007, Third Amendment thereto dated March 31, 2008 and Fourth Amendment thereto dated March 2009(1)

10.14	Compensation Plan for Independent Directors of the Board of Directors of the Registrant(4)
10.15	Letter Agreement among the Company, SunTrust Robinson Humphrey and C. Thomas McMillen(2)
10.16	Letter Agreement among the Company, SunTrust Robinson Humphrey and Harvey L. Weiss(2)
10.17	Letter Agreement among the Company, SunTrust Robinson Humphrey and Asa Hutchinson(2)
10.18	Letter Agreement among the Company, SunTrust Robinson Humphrey and Philip A. McNeill(2)
10.19	Letter Agreement among the Company, SunTrust Robinson Humphrey and S. Kent Rockwell(2)
10.20	Letter Agreement among the Company, SunTrust Robinson Humphrey and Brian C. Griffin(2)
10.21	Letter Agreement among the Company, SunTrust Robinson Humphrey and Mark A. Frantz(2)
10.22	Letter Agreement among the Company, SunTrust Robinson Humphrey and James A. Maurer(2)
10.23	Letter Agreement among the Company, SunTrust Robinson Humphrey and Secure America Acquisition Holdings, LLC(2)
10.24	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant(5)
10.25	Form of Stock Escrow Agreement by and among the Registrant, Continental Stock Transfer & Trust Company and the stockholders set forth therein(2)
10.26	Form of Services Agreement between Homeland Security Capital Corporation and the Registrant(2)
10.27	Amended and Restated Promissory Note, dated October 12, 2007 issued to Fortress America Acquisition Holdings, LLC(2)
10.28	Proxy Voting Agreement by and between Philip A. McNeill and Harvey L. Weiss(3)
10.29	Proxy Voting Agreement by and between C. Thomas McMillen and S. Kent Rockwell(3)
10.30	Registration Rights Agreement among the Company and its founders(2)
10.31*	Fifth Amendment to Loan Documents between Private Escapes Pinnacle, LLC and Kederike, LLC, dated as of March 22, 2010
21.1*	List of Subsidiaries of the Company
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith
(1)	Previously filed as an Exhibit to the Form 8-K, filed on November 4, 2009.
(2)	Previously filed as an Exhibit to Amendment No. 1 to the Form S-1, filed on August 8, 2007.
(3)	Previously filed as an Exhibit to Amendment No. 3 to the Form S-1, filed on October 3, 2007.
(4)	Previously filed as an Exhibit to the Form 8-K, filed on November 24, 2009.
(5)	Previously filed as an Exhibit to Amendment No. 4 to the Form S-1, filed on October 12, 2007.
(6)	Previously filed as an Exhibit to Amendment No. 2 to the Form S-1, filed on February 11, 2010.