Form 10-Q
period 2010-03-31
Ultimate Escapes, Inc.
filed 2010-05-13
CIK 1402364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER   001-33743

ULTIMATE ESCAPES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0188408
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3501 West Vine Street, Suite 225
Kissimmee, Florida 34741
(Address of principal executive office)(Zip code)
(407) 483-1900
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of April 30, 2010:  2,759,094

ULTIMATE ESCAPES, INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2010
TABLE OF CONTENTS

PART I

ULTIMATE ESCAPES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2010 (unaudited)	December 31, 2009

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,846	$2,747
Restricted cash	2,890	4,343
Membership receivables – net	2,169	3,264
Prepaid expenses and other current assets	981	699
TOTAL CURRENT ASSETS	7,886	11,053

PROPERTY AND EQUIPMENT – net	146,550	151,397

OTHER ASSETS:
Properties held for sale	6,399	6,067
Deferred loan costs, net of amortization	2,470	2,896
Deposits	200	217
Goodwill	8,473	8,473
Intangible assets, net	26,314	27,117
Other assets	396	396
TOTAL OTHER ASSETS	44,252	45,166

TOTAL ASSETS	$198,688	$207,616

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Revolving loan	$11,964	$14,503
Accounts payable	1,639	1,762
Accrued liabilities	5,988	6,089
Mortgage and other loans	3,563	3,773
Membership deposits to be refunded	5,084	5,037
Membership annual dues not yet recognized	14,020	12,600
TOTAL CURRENT LIABILITIES	42,258	43,764

OTHER LIABILITIES:
Revolving loan	84,479	84,479
Mortgage and other loans	10,112	10,524
Note payable to shareholder	10,000	10,000
Membership initiation fees not yet recognized	15,168	15,785
Membership deposits – redemption assurance program	47,068	47,046
Membership deposits – other programs	18,694	19,004
TOTAL OTHER LIABILITIES	185,521	186,838

TOTAL LIABILITIES	227,779	230,602

COMMITMENTS AND CONTINGENCIES (NOTES 13)

ULTIMATE ESCAPES’ STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $0.0001 par value; 20,000,000 shares authorized, Preferred Series A – 14,556,675 shares authorized, 7,556,675 shares issued and outstanding, $1 liquidation value	1	1
Common Stock, $0.0001 par value; 300,000,000 shares authorized, 2,517,793 and 1,582,323 shares issued and outstanding	1	1
Stock subscription receivable – Redemption Assurance Exchange Program	1,916	8,963
Additional paid-in capital	45,207	37,793
Accumulated deficit	(77,286)	(70,814)
ULTIMATE ESCAPES’ STOCKHOLDERS’ EQUITY (DEFICIT)	(30,161)	(24,056)

NON-CONTROLLING INTERESTS	1,070	1,070
TOTAL STOCKHOLDERS’ EQUITY	(29,091)	(22,986)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$198,688	$207,616

See notes to condensed consolidated financial statements.

ULTIMATE ESCAPES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share amounts)

	For the Three Months Ended
	March 31, 2010	March 31, 2009

REVENUES
Membership – membership fees	$1,329	$801
Membership – annual dues	4,487	3,819
Membership – upgrade fees	-	50
Membership – assessment	-	3,036
Other revenue	1,499	922
REVENUES	7,315	8,628

OPERATING EXPENSES:
Property operating costs	3,242	2,682
Depreciation and amortization	1,976	1,038
Lease costs	1,423	887
Advertising	184	151
Salaries and contract labor	2,015	1,725
General and administrative	1,369	725
Sales commissions	210	114
Loss on sale of property and equipment	321	-
Loss on impairment of assets held for sale	289	258
OPERATING EXPENSES	11,029	7,580

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	(3,714)	1,048

OTHER INCOME (EXPENSE):
Interest expense	(3,004)	(2,293)
Interest income	20	22
Change in contingent consideration – acquisition	246	-
OTHER EXPENSE – net	(2,738)	(2,271)

INCOME BEFORE INCOME TAXES	$(6,452)	$(1,223)

BENEFIT (PROVISION) FOR INCOME TAX	(20)	(1)

NET INCOME (LOSS)	$(6,472)	$(1,224)

Weighted average shares outstanding – basic and diluted	2,457,135	1,573,523
Income/(loss) per share – basic and diluted	$(2.63)	$(0.78)

See notes to condensed consolidated financial statements.

ULTIMATE ESCAPES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited, in thousands, except share amounts)

	Common Stock		Preferred Stock		Additional Paid-In	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance – December 31, 2009	1,582,323	$1	7,556,675	$1	$37,793	$8,963	$(70,814)	$(24,056)

Shares issued for consulting services	16,667	-	-	-	66	-	-	66

Shares issued under Redemption Assurance Exchange Program	887,505	-	-	-	7,047	(7,047)	-	-

Shares issued for payment of equity funding costs related to shares issued in reverse merger.	31,298	-	-	-	248	—	-	248

Stock-based compensation expense	-	-	-	-	53	-	-	53

Net loss	-	-	-	-	-	-	(6,472)	(6,472)

Balance – March 31, 2010	2,517,793	$1	7,556,675	$1	$45,207	$1,916	$(77,286)	$(30,161)

See notes to condensed consolidated financial statements.

ULTIMATE ESCAPES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,472)	$(1,224)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,173	1,038
Amortization of intangible assets	803	-
Amortization of deferred loan costs	426	277
Employee stock-based compensation	53	419
Stock-based consulting services	66	-
Loss on sale of property and equipment	321	-
Loss on impairment of assets held for sale	289	258
Cash flows from changes in:
Restricted cash	1,453	1,010
Membership receivables	1,095	(2,924)
Prepaid expenses and other current assets	(282)	(737)
Accounts payable	125	109
Accrued liabilities	(101)	477
Membership fees and dues not yet recognized	562	1,373
Net cash flows provided by (used in) operating activities	(489)	76

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(194)	-
Proceeds from sale of property and equipment	2,926	-
Net change in deposits	17	3
Net cash provided by (used in) investing activities	2,749	3

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on long-term debt	(3,161)	(378)
Net cash provided by (used in) financing activities	(3,161)	(378)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(901)	(299)
CASH AND CASH EQUIVALENTS – Beginning of period	2,747	966
CASH AND CASH EQUIVALENTS – End of period	$1,846	$667

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION and NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid for interest	$2,176	$1,516
Shares issued under Redemption Assurance Exchange Program	$7,047	$-
Shares issued for settlement of equity funding costs	$248	$-
Shares issued for consulting services	$66	$-

See notes to condensed consolidated financial statements.

ULTIMATE ESCAPES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

As Of and For the Three Months Ended March 31, 2010 and 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business – Ultimate Escapes, Inc, formerly known as Secure America Acquisition Corporation (the “Company” or “we”, “our” or “us”) is a Delaware corporation and for accounting purposes is the successor entity to Ultimate Resort Holdings, LLC (see Note 2).  We operate as a luxury destination club that sells club memberships offering the members reservation rights to use our vacation properties, subject to the rules of the club member’s Club Membership Agreement.  Our properties are located in various resort destinations, including the Caribbean, Mexico, France, England, Italy and throughout the USA.

Basis of Presentation - The condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year.  Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K.

Principles of Consolidation – The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, which own the individual club properties. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates – The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying condensed consolidated financial statements arise from our belief that (1) we will be able to raise and/or generate sufficient cash to continue as a going concern (2) all long-lived assets are recoverable, and (3) our estimates of the expected lives of the club memberships from which we derive our revenues and on which we base our revenue recognition are reasonable.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

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

Membership Assessment – In January 2009, we made a one-time non-refundable assessment fee to all club members in order to raise working capital for 2009.  The assessment, which was based on the amount of the members’ annual dues paid in 2008, was payable in four equal monthly installments beginning in January 2009 and was recognized in income ratably in 2009.  Members that elected not to pay their required assessment were placed on suspended status and were not able to use the Club’s properties until they paid their assessment and any outstanding annual dues.  Members who paid their assessment received certain benefits, including an increase in the redemption amount of their membership to be refunded if they subsequently resign, as well as additional accommodation privileges at club properties for the next three years.  In August 2009, we reactivated the suspended members, including reinstating any unused days and reservation rights in effect at the time of suspension and began allowing reactivated members to make new club reservations, provided their annual dues were paid when due.  If a reactivated member subsequently resigns, any portion of their initial membership fee to be refunded to them under their Club Membership Agreement will be reduced by the amount of the special assessment fee plus interest at 10% per annum.

Membership Deposits To Be Refunded – Members may resign from the club after 18 months and receive a partial refund of their membership fee subject to the redemption procedures identified in the Club Membership Agreements. At March 31, 2010, December 31, 2009 and 2008, the Company had 1,229, 1,214 and 922 active members, respectively.  In addition, at March 31, 2010 and December 31, 2009, there were 52 and 46 members, respectively, who had resigned.  The redemption assurance obligation (as described below) to these resigned members at March 31, 2010 and December 31, 2009 was $5,084 and $5,037, respectively, and is refundable to the respective members within the next 12-18 months in accordance with their Club Membership Agreements.

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

Membership Deposits – Redemption Assurance Exchange Program – As described in Note 13, in connection with the reverse merger described in Note 2 below, Ultimate Escapes Holdings offered to its club members who met certain eligibility requirements an opportunity to elect to convert, at $7.94 per share, all or a portion of their redemption value under the Redemption Assurance Program into shares of our common stock, to be issued following the consummation of the reverse merger. At December 31, 2009, the fair value of the shares to be issued of $8,963 was recorded as a stock subscription receivable, the outstanding membership deposits – redemption assurance program was reduced by the amount converted of $8,249 and the difference of $714 was recognized as an inducement expense. On January 5, 2010, we issued an aggregate of 887,505 shares of our common stock ($7,047) to certain of those club members who had elected to participate and in April 2010, we issued an additional 241,301 shares of our common stock ($1,916) to the remaining club members who participated in the Program.  The participating club members are obligated to pay annual dues in order to continue to use club properties. At March 31, 2010, the fair value of the shares issued after that date of $1,916 is recorded as a stock subscription receivable.

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

Membership Receivables – Membership receivables principally represent amounts due for annual membership dues and ancillary charges incurred by members while using the club properties. We typically bill members for annual dues two months prior to their membership anniversary date.  If a member with an amount due terminates their membership, we have the right to deduct unpaid receivables from that member's refundable membership deposit.   If the refundable membership deposit is not enough to cover the member's receivable balance and all other means of collection have been exhausted, the unpaid amount is written off against the allowance.  At both March 31, 2010 and December 31, 2009 the allowance for doubtful accounts amounted to approximately $273.

Cash and Cash Equivalents – Cash and cash equivalents consists primarily of deposits with financial institutions, which may, at times, exceed federally insured limits and credit card holdbacks. We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted Cash – Restricted cash represents six months of estimated interest payments under our revolving loan agreement (see Note 6).  Use of these proceeds is generally limited to the payment of interest on the loans. On March 16, 2010, the lender agreed to reduce the restricted cash balance interest reserve by approximately $1,500, to be replenished in equal installments at the end of June, September, and December 2010. As described in Note 6, on April 19, 2010, the revolving loan agreement was amended and the requirement to maintain a segregated restricted cash balance was removed. We are now required to maintain a cash coverage amount of one month’s debt service as of June 30, 2010 and through September 29, 2010, two months debt service as of September 30, 2010 and through December 30, 2010 and three months debt service as of December 31, 2010 and thereafter.  The balance in the restricted cash account of $2,890 was applied against the outstanding loan.

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

Intangible Assets and Goodwill — Intangible assets acquired as part of a business combination are accounted for in accordance with FASB ASC 805 ‘‘Business Combinations’’ and are recognized apart from goodwill if the intangible asset arises from contractual or other legal rights or the asset is capable of being separated from the acquired business. Our intangible assets represent the member list acquired from Private Escapes and the target names in Private Escapes lead generation data base. We amortize identifiable intangible assets over their contractual or estimated useful lives using the straight-line method. Estimated useful lives are determined primarily based on forecasted cash flows, which includes estimates for the revenues, expenses and member attrition associated with the assets, and are as follows:

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

Impairment of Long-Lived Assets — We analyze our long-lived assets, including property and equipment and intangible assets, in accordance with FASB ASC 360 ‘‘Property, Plant, and Equipment’’ annually and when events and circumstances indicate that the assets may not be recoverable. If the undiscounted net cash flows are less than the asset’s carrying amount, we record an impairment based on the excess of the asset’s carrying value over fair value. Fair value is determined based on discounted cash flow models, quoted market values and third-party appraisals. We evaluate our real estate assets on a combined basis, as future cash flows include club membership sales and dues that are not identifiable to individual properties. Estimates of future cash flows are based on internal projections over the expected useful lives of the assets and include cash flows associated with future maintenance and replacement costs but exclude cash flows associated with future capital expenditures that would increase the assets’ useful lives. Management believes there is no impairment as of March 31, 2010.

Deferred Loan Costs – Deferred loan costs, consisting of commitment and other fees, the cost of warrants issued to a lender and a loan exit fee (see Note 6), are included in Other Assets and are amortized to interest expense using the straight-line method over the life of the applicable loan.

	March 31, 2010	December 31, 2009

Deferred loan costs	$6,009	$6,009
Less: accumulated amortization	3,539	3,113
	$2,470	$2,896

Amortization expense for the period	$426	$1,296

Future amortization of these deferred costs is expected to be as follows:

Year Ending December 31,
2010	$1,276
2011	642
2012	105
2013	103
2014	103
Thereafter	241
$2,470

Non-controlling interests — Certain of our club properties are held in single-purpose subsidiaries and two of these subsidiaries are not wholly-owned by us. Private Escapes Platinum Abaco, LLC is owned 60% by us and 40% by a third party and Private Escapes Platinum Breckenridge, LLC is owned 85% by us and 15% by a third party. The ownership interest of these third parties in the original cost of these properties is reflected as non-controlling interests in the accompanying condensed consolidated balance sheets. The operating agreements between us and these minority owners provide that substantially all expenses pertaining to maintenance or preservation of the properties are to be paid by us. Although the Private Escapes Platinum Breckenridge, LLC agreement provides that we have the right to request reimbursement of the minority owner’s proportionate share of property taxes and insurance, it has not been our policy to do so. No allocation of losses to the minority owners has been given effect to in the accompanying condensed consolidated statements of operations and, accordingly, the balance of these non-controlling interests in the accompanying condensed consolidated balance sheets continues to reflect these third parties share of the original cost of the properties. The minority owners in Private Escapes Platinum Abaco, LLC have the right to require us to purchase their 40% ownership interest for an amount equal to their proportionate share of the property’s fair value. At March 31, 2010, their pro rata share of the estimated fair value of the property did not exceed the carrying value of their redeemable, non-controlling interest.

Basic and Diluted Income (Loss) Per Share   – For periods subsequent to the reverse merger described in Note 2, basic net income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share reflects the effect of outstanding stock options and warrants, when such instruments are dilutive. As described in Note 2, up to 7,556,675 outstanding ownership units in our operating subsidiary, Ultimate Escapes Holdings, LLC (“Ultimate Escapes Holdings”) may be exchanged on a one-for-one basis for shares of our common stock.  The effect of the conversion of such units is included in diluted earnings per share only when the effect is dilutive. Also as described in Note 2, up to 7,000,000 contingent earn-out units, which units may be exchanged on a one-for-one basis for shares of our common stock, may be issued if Ultimate Escapes Holdings meets certain earnings targets in 2010 – 2012.  The potentially dilutive effect of such earn-out units will not be included in the computation of diluted earnings per share until the contingency is resolved.

During the three months ended March 31, 2010, we reported net loss per share and we excluded all outstanding stock options and warrants and ownership units of Ultimate Escapes Holdings from the calculation of diluted net loss per share, as their effect would be anti-dilutive. As a result, basic and diluted loss per share were equivalent.  The number of common shares issuable on assumed exercise of options, warrants and conversion of ownership units of Ultimate Escapes Holdings but which were excluded from the computation of earnings per share for the three months ended March 31, 2010 was 53,427, 12,075,000 and 7,556,675, respectively.

Advertising Costs – The costs of advertising are expensed as incurred.  For the three months ended March 31, 2010 and 2009, advertising costs were $184 and $151, respectively.

Financial Instruments and Concentrations of Credit Risk — Financial instruments, as defined in FASB ASC 825 ‘‘Financial Instruments’’ consist of cash, evidence of ownership in an entity and contracts that both (1) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (2) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and credit facilities. The carrying values of these financial instruments approximate their respective fair values due to their short-term nature.

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

Fair Value Measurements — At March 31, 2009, we did not have any items to be measured at fair value. At March 31, 2010, the outstanding contingent consideration related to our September 15, 2009 acquisition of Private Escapes (discussed in Note 2) was measured at fair value using primarily level three inputs (unobservable) and will be re-measured at each subsequent reporting date.

Recent Accounting Pronouncements – The following Accounting Standards Codification Updates have been issued, or became effective, since the beginning of the current period covered by these financial statements:

Pronouncement	Issued	Title

ASU No. 2010-01	January 2010	Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force

ASU No. 2010-02	January 2010	Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification

ASU No. 2012-03	January 2010	Extractive Activities – Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures

ASU No. 2010-04	January 2010	Accounting for Various Topics: Technical Corrections to SEC Paragraphs

ASU No. 2010-05	January 2010	Compensation - Stock Compensation (Topic718): Escrowed Share Arrangements and the Presumption of Compensation

ASU No. 2010-06	January 2010	Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements

ASU No. 2010-07	January 2010	Not-for-Profit Entities (Topic 958): Not-for-Profit Entities – Mergers and Acquisitions

ASU No. 2010-08	February 2010	Technical Corrections to Various Topics

ASU No. 2010-09	February 2010	Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements

ASU No. 2010-10	February 2010	Consolidation (Topic 810): Amendments for Certain Investment Funds

ASU No. 2010-11	March 2010	Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives

ASU No. 2010-12	April 2010	Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts (SEC Update)
ASU No. 2010-13	April 2010
Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades—a consensus of the FASB Emerging Issues Task Force

ASU No. 2010-14	April 2010	Accounting for Extractive Activities—Oil & Gas—Amendments to Paragraph 932-10-S99-1 (SEC Update)

ASU No. 2010-15	April 2010
Financial Services—Insurance (Topic 944): How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments—a consensus of the FASB Emerging Issues Task Force

ASU No. 2010-16	April 2010	Entertainment—Casinos (Topic 924): Accruals for Casino Jackpot Liabilities—a consensus of the FASB Emerging Issues Task Force

ASU No. 2010-17	April 2010	Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force

ASU No. 2010-18	April 2010	Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset—a consensus of the FASB Emerging Issues Task Force

To the extent appropriate, the guidance in the above Accounting Standards Codification Updates is already reflected in our condensed consolidated financial statements and management does not anticipate that these accounting pronouncements will have any future effect on our condensed consolidated financial statements.

NOTE 2 – HISTORY AND ORGANIZATION

Background

Prior to October 29, 2009, the operations of our operating subsidiary, Ultimate Escapes Holdings, were conducted under an Operating Agreement dated April 30, 2007 between Ultimate Resort, LLC (‘‘Ultimate Resort’’) and JDI Ultimate L.L.C. (‘‘JDI’’). The Operating Agreement was amended from time to time and, as discussed further below, was amended and restated in its entirety on October 29, 2009.

Prior to the formalization of the Operating Agreement on April 30, 2007, our operations were conducted by Ultimate Resort and from that date until September 15, 2009, our operations were conducted by Ultimate Resort Holdings, LLC (“Ultimate Resort Holdings”), an entity owned by Ultimate Resort (83.67%) and JDI (16.33%).

On September 15, 2009, Ultimate Resort Holdings contributed all of its assets, liabilities and business operations to Ultimate Escapes Holdings, which was previously a non-operating wholly-owned subsidiary of Ultimate Resort Holdings. The contribution of the assets and liabilities of Ultimate Resort Holdings was accounted for as a transaction between entities under common control, with no change in the basis of the assets and liabilities. For accounting purposes, in accordance with FASB ASC 225-10-S99, our financial position and results of operations for periods prior to September 15, 2009 reflect the assets, liabilities and results of operations previously conducted by Ultimate Resort Holdings and, for periods prior to April 30, 2007, by Ultimate Resort. Ultimate Resort had also issued warrants in connection with Ultimate Resort Holdings’ debt financing and equity units in connection with its employee compensation. In accordance with FASB ASC 225-10-S99, these warrant and employee compensation transactions (see Notes 6 and 11) are also included in our condensed consolidated financial statements.

In accordance with the April 30, 2007 Operating Agreement, both Ultimate Resort and JDI had made certain capital contributions to Ultimate Resort Holdings. JDI had also made a $10,000 loan to Ultimate Resort Holdings and, in connection with the transfer to Ultimate Escapes Holdings of Ultimate Resort Holdings’ assets, liabilities and operations, Ultimate Escapes Holdings assumed the obligations of Ultimate Resort Holdings related to this loan (see Note 7). With effect from October 29, 2009, the rights of JDI as lender under the loan were assigned by JDI to Ultimate Resort Holdings. In addition, Ultimate Resort Holdings re-purchased the minority ownership interest in itself held by JDI, in exchange for the transfer to JDI of 3,123,797 ownership units in Ultimate Escapes Holdings.

Acquisition of Private Escapes Destination Clubs

In May 2008, Ultimate Resort Holdings entered into a contribution agreement and a marketing cooperation agreement with another unrelated luxury destination club, Private Escapes Destination Clubs (“Private Escapes”). Under the marketing cooperation agreement, we jointly marketed our respective Club Memberships under the ‘‘Ultimate Escapes’’ brand. On September 15, 2009, contemporaneously with the contribution to Ultimate Escapes Holdings by Ultimate Resort Holdings of all its assets, liabilities and operations, Private Escapes contributed certain of its club properties, club members and other assets to Ultimate Escapes Holdings in exchange for an 8% minority equity interest in Ultimate Escapes Holdings. The contribution of assets by Private Escapes was accounted for under the acquisition method of accounting in accordance with FASB ASC 805 ‘‘Business Combinations’’ and, accordingly, their revenues and expenses are included in our results of operations from the date of acquisition.  Ultimate Resort Holdings, Private Escapes and JDI are collectively referred to as the “UE Owners”.

The purchase price of the assets and liabilities of Private Escapes acquired on September 15, 2009, is summarized below.

Fair value of equity issued (1)	$4,560
Fair value of contingent consideration (2)	2,000
Purchase Price	$6,560

(1)
Based upon our adjusted closing share price of $7.94 per share and Private Escapes beneficial ownership of 8% of the 7,178,841 shares issuable by us to the UE Owners upon conversion of their units, as described below.

(2)
An estimate was made for Private Escapes’ 8% pro-rata portion of the contingent consideration arrangement described below, which could result in the issuance to the UE Owners of up to 7,000,000 earn-out units that are convertible into shares of our common stock if certain earnings targets are achieved by Ultimate Escapes Holdings. The fair value of the contingent consideration was based on management's estimates of the probability of achievement of the earnings targets. The estimates and assumptions are subject to change and are updated quarterly.  A gain or loss is recorded in our condensed consolidated statement of operations for changes in the fair value of the contingent consideration.

On September 15, 2009, in connection with the contribution to Ultimate Escapes Holdings of the assets and liabilities of Ultimate Resort Holdings, described above, Ultimate Escapes Holdings and Private Escapes entered into a Consolidated Amended and Restated Loan and Security Agreement (the “New Loan Agreement”) with CapitalSource Finance LLC ("CapitalSource"). The New Loan Agreement replaces and supersedes the previous April 30, 2007 Loan Agreement with CapitalSource and is discussed in Note 6.

Reverse Merger with Ultimate Escapes Holdings

On July 21, 2009, Ultimate Escapes Holdings and Ultimate Resort Holdings’ managing member signed a Letter of Intent with us (then named Secure America Acquisition Corporation (‘‘SAAC’’), a special purpose acquisition corporation, under which it was expected that Ultimate Escapes Holdings would enter into a business combination with SAAC. A definitive agreement was signed on September 2, 2009 and, after approval and certain other actions by SAAC’s stockholders and warrant holders, the transaction closed on October 29, 2009. The business combination with SAAC was accounted for as a reverse merger, whereby Ultimate Escapes Holdings is the continuing entity for financial reporting purposes and is deemed, for accounting purposes, to be the acquirer of SAAC. In accordance with the applicable accounting guidance for accounting for the business combination as a reverse merger, Ultimate Escapes Holdings is deemed to have undergone a recapitalization, whereby Ultimate Escapes Holdings is deemed to have issued equity units to SAAC’s common equity holders. Accordingly, although SAAC, as Ultimate Escapes Holdings’ parent company (now named Ultimate Escapes, Inc.), was deemed to have legally acquired Ultimate Escapes Holdings, in accordance with the applicable accounting guidance for accounting for the business combination as a reverse merger, Ultimate Escapes Holdings is the surviving entity for accounting purposes and Ultimate Escapes Holdings’ assets and liabilities continue to be recorded at their historical carrying amounts (subject to the recording of Private Escapes assets and liabilities at fair value, as a result of the acquisition of those assets by Ultimate Escapes Holdings), with no additional goodwill or other intangible assets recorded as a result of the accounting merger with SAAC.

On October 29, 2009, Ultimate Escapes Holdings, SAAC, Ultimate Resort Holdings, JDI and Private Escapes Holdings, LLC ("PE Holdings") entered into an Amended and Restated Operating Agreement, which provides for the management of Ultimate Escapes Holdings’ operations following the business combination with SAAC. After the consummation of the business combination on October 29, 2009, SAAC changed its name to Ultimate Escapes, Inc. Under the terms of the Amended and Restated Operating Agreement, the board of managers of Ultimate Escapes Holdings will mirror the board of directors of Ultimate Escapes, Inc.

At the closing of the transaction with SAAC on October 29, 2009, SAAC contributed $9,787 to Ultimate Escapes Holdings in exchange for 1,232,601 ownership units in Ultimate Escapes Holdings and Ultimate Escapes Holdings issued 377,834 units to Ultimate Resort Holdings to compensate it for certain tax liabilities incurred in connection with the SAAC transaction. In addition, Ultimate Escapes Holdings issued 6,604,534 and 574,307 ownership units (an aggregate of 7,178,841) to Ultimate Resort Holdings, and PE Holdings, respectively, of which 3,123,797 units were transferred by Ultimate Resort Holdings to JDI, as described above. Following the SAAC transaction, our subsidiary Ultimate Escapes Holdings has the following ownership units outstanding:

Owner	Units	Share of Losses
Ultimate Resort Holdings LLC	3,858,571	56.13%
Private Escapes Holdings LLC	574,307	8.00%
JDI Ultimate L.L.C.	3,123,797	35.87%
Ultimate Escapes, Inc. (f/k/a SAAC)	1,232,601	0%
	8,789,276	100%

The UE Owners (Ultimate Resort Holdings, Private Escapes and JDI) have the right, exercisable at any time, to exchange, on a one-for-one basis, each of their ownership units, including all earn-out units received, if any, as described below, for shares of our common stock. However, we may, in our sole discretion, elect to make a cash payment to holders of ownership units in lieu of issuing common stock.  For each ownership unit issued to the UE Owners in connection with the consummation of the reverse merger, the UE Owners received one share of our Series A Voting Preferred Stock (all of which shares of Series A Voting Preferred Stock were issued in the name of Mr. Tousignant, as Owner Representative). At any time that any UE Owner exchanges ownership units for shares of our common stock, a like number of shares of Series A Voting Preferred Stock will be canceled.  For each earn-out unit received by the UE Owners, as described below, the UE Owners will also receive one share of our Series A Voting Preferred Stock.

Pursuant to the Amended and Restated Operating Agreement, the UE Owners have the right to receive, in the aggregate, the following additional ownership units, in proportion to their respective Earn-Out Sharing Percentages (as such term is defined in the Operating Agreement), subject to the conditions described below:

☐	Up to 3,000,000 earn-out units will be issued if Ultimate Escapes Holdings Adjusted EBITDA for fiscal 2010 or fiscal 2011 is greater than $23 million, as follows:

-	If Adjusted EBITDA for fiscal 2010 or fiscal 2011 is equal to or greater than $27 million, an aggregate of 3,000,000 earn-out units will be issued; or

-
If Adjusted EBITDA for fiscal 2010 is greater than $23 million but less than $27 million, the number of earn-out units to be issued shall equal a corresponding proportionate percentage of the 3,000,000 earn-out units equal to (a) Adjusted EBITDA earned for the applicable year in excess of $23,000,000 divided by (b) $4,000,000.

☐	Up to 4,000,000 earn-out units will be issued if Ultimate Escapes Holdings Adjusted EBITDA for fiscal 2011 or fiscal 2012 is greater than $32 million, as follows:

-	If Adjusted EBITDA for fiscal 2011 or fiscal 2012 is equal to or greater than $45 million, an aggregate of 4,000,000 earn-out units will be issued; or

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

NOTE 3 – LIQUIDITY

Our condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company incurred net income/(losses) of ($6,472) and $1,400 during the three months ended March 31, 2010, and 2009, respectively. As of March 31, 2010, the Company's current liabilities exceed its current assets by $34,372. In addition, although we have completed the refinancing of our CapitalSource revolving loan facility, we may not be able to meet certain covenants under the revolving loan agreement in the future (see Note 6). We have also experienced a decrease in new membership sales and existing member upgrades over the last six months of 2008 and throughout 2009 and continuing in 2010.

The above factors, among others, indicate that we may encounter a liquidity event, which may cause us to be in default of our loan covenants. Our management has taken steps to increase cash flow in order to cover 2010 operational expenses through, if necessary, the sale of selected club properties, and closely monitoring and reducing operating expenses. In addition, the Company is actively seeking to raise additional working capital.

The items discussed above raise substantial doubts about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classification of liabilities that might be necessary, should we be unable to continue as a going concern.

NOTE 4 - PROPERTY AND EQUIPMENT

As of March 31, 2010 and December 31, 2009, we operated a total of 135 and 141 club properties, respectively, located in various resort destinations. Of these properties, 103 and 104, respectively, are owned, and 32 and 37 are leased. The owned properties provide the borrowing base for our CapitalSource revolving loan (see Note 6).

Effective September 15, 2009, we acquired 47 properties, 1 yacht and other property and equipment from Private Escapes for $49,200 (see Note 2).

At March 31, 2010 and December 31, 2009, property and equipment consists of the following:

	March 31, 2010	December 31, 2009

Land, club properties, and improvements	$148,862	$152,649
Furniture and fixtures at club properties	9,677	9,868
Office equipment	446	446
	158,985	162,963
Less accumulated depreciation	12,435	11,566

	$146,550	$151,397

Properties held for sale were $6,399 and $6,067 as of March 31, 2010 and December 31, 2009, respectively.  Impairment recognized on properties held for sale for the three months ended March 31, 2010 and 2009 was $289 and $258, respectively.  Depreciation expense was $1,173 and $1,038 for the three months ended March 31, 2010 and 2009, respectively.

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

At March 31, 2010 and December 31, 2009, we had goodwill of $8,473 related to our acquisition of certain assets and liabilities of Private Escapes.

The following table summarizes our intangible assets as of March 31, 2010:

	Member List	Lead Database	Total
Balance, July 1, 2009	-	-	-
Additions	15,800	12,254	28,054
Amortization	(66)	(68)	(134)
Balance, September 30, 2009	15,734	12,186	27,920
Amortization	(394)	(409)	(803)
Balance, December 31, 2009	15,340	11,777	27,117
Amortization	(394)	(409)	(803)
Balance, March 31, 2010	$14,946	$11,368	$26,314

Weighted-average remaining amortization period in years	9.5	7.0

As of March 31, 2010, we estimate future amortization expense of intangible assets for the next five years to be:

2010	$2,409
2011	3,214
2012	3,214
2013	3,214
2014	3,214
15,265
Thereafter	11,049
$26,314

NOTE 6 - REVOLVING LOAN

On April 30, 2007, we entered into a Loan and Security Agreement (the “Loan Agreement”) with CapitalSource, which provided for both a revolving loan (discussed below) and a term loan (since repaid).  The Loan Agreement was amended on October 15, 2007 and was further amended on February 14, 2008.  The loan was collateralized by substantially all of our assets and was guaranteed by Ultimate Resort.  On September 15, 2009, we entered into the New Loan Agreement with CapitalSource, which is also discussed below.

 Prior Loan Agreement

The Loan Agreement, as subsequently amended, provided for borrowings up to a defined borrowing base amount.  At December 31, 2008, $86,387 was outstanding under the revolving loan, which represented the maximum permitted at that date under the then borrowing base formula. On and after March 31, 2009, the borrowing base was an amount equal to the lesser of (i) $90,000 or (ii) 65% of the appraised value of all owned property encumbered by a mortgage in favor of the lenders.  At December 31, 2008, the appraised value of such property was $127,290.

Interest was payable monthly at the three-month LIBOR plus 5%, with a floor of 8.75% per annum, which floor rate applied during substantially all of 2009 and 2008.  An exit fee of $1,425 was due on maturity or earlier if the loan was terminated for any reason. The fee was included in deferred loan costs and was amortized to interest expense over the term of the loan. No principal payments were due until maturity on April 30, 2011.

We were required to meet certain covenants as defined in the Loan Agreement.  As a result of our failure to meet certain of these covenants, on July 10, 2009, we received a notice of default from CapitalSource.  In connection with our proposed re-organization and business combination (see Note 2), we expected that CapitalSource would continue to be our primary lender and on September 2, 2009, we received a waiver from CapitalSource.  As discussed below, on September 15, 2009, we entered into a New Loan Agreement with CapitalSource, which cured our default under the previous Loan Agreement.

In connection with the Loan Agreement, we paid CapitalSource an initial commitment fee of $950 and also paid other fees and expenses aggregating $775. These fees, together with the exit fee of $1,425 required on maturity or earlier repayment of the loan and the $750 cost of certain warrants issued to, and subsequently re-purchased from, CapitalSource, were deferred and are being amortized over the term of the Loan Agreement and the New Loan Agreement described below.

New Loan Agreement

On September 15, 2009, in connection with the contribution to us of the assets and liabilities of Ultimate Resort Holdings (see Note 2), we, together with Private Escapes, entered into a New Loan Agreement with CapitalSource.  The New Loan Agreement replaced and superseded our previous April 30, 2007 Loan Agreement with CapitalSource discussed above.

The New Loan Agreement provides for borrowings up to the lesser of a defined maximum amount or a defined borrowing base amount.

The maximum amount available, prior to the April 19, 2010 modifications discussed below, was $110,000 through December 31, 2009, $108,000 from January 1, 2010 through June 30, 2010, $105,000 from July 1, 2010 through December 31, 2010 and $100,000 from January 1, 2011 to the maturity date of April 30, 2011. The maturity date may be extended at our request for two additional one-year periods, provided we are not in default under the New Loan Agreement and on payment of an extension fee of 0.25% of the then maximum loan amount. Except for payments required on the sale of a mortgaged property, no principal payments are due until maturity on April 30, 2011, except that we are required to make a cash payment of $2,000 on December 31, 2009, a cash payment of $3,000 on June 30, 2010 and a cash payment of $5,000 on December 31, 2010. As of March 31, 2010, the necessary repayments due before June 30, 2010 have both been made.

The borrowing base amount is a percentage of the appraised value of all owned property encumbered by a mortgage in favor of CapitalSource. Through March 31, 2010, that percentage was 75%, from April 1, 2010 through December 31, 2010 it is 70% and from January 1, 2011 it is 65%.

Interest is calculated on the actual days elapsed and the basis of a 360 day year and is payable monthly at the three-month LIBOR (0.35% and 0.25% at April 30, 2010 and December 31, 2009, respectively) plus 5% per annum, with a floor of 8.75%.  An exit fee of $1,650 is due on maturity or earlier if the loan is terminated for any reason (increased from $1,425 under the Prior Loan Agreement). We may voluntarily prepay any part of the loan at any time but may terminate the New Loan Agreement only by providing 30 days written notice and prepaying outstanding amounts in full.

On April 19, 2010, the loan agreement was amended to change the borrowing base to be 75% through January 31, 2011 (instead of March 31, 2010), 70% from February 1, 2011 through April 30, 2011 (instead of December 31, 2010), and at all times after May 1, 2011 the borrowing base will be no greater than 65%.  However, the maximum loan amount was reduced to $95,093. In addition, revised minimum loan amortization amounts have been established that require cumulative amortization of $10,300 by June 30, 2010 and $17,800 by December 31, 2010, with the remaining balance due on April 30, 2011 if we do not elect an extension.  If we exercise the first one-year extension, then cumulative amortization must be $22,800 by June 30, 2011 and $25,300 by December 31, 2011, with the remaining balance due on April 30, 2012 if we do not exercise the second extension.  If we exercise the second one-year extension, then cumulative amortization must be $27,800 by June 30, 2012 and $30,300 by December 31, 2012, with the remaining balance due by April 30, 2013.  At March 31, 2010 and December 31, 2009, $96,443 and $98,982, respectively, was outstanding under the New Loan Agreement.  As part of the April 19, 2010 amendment, the requirement to maintain a segregated restricted cash balance was removed and we are now required to maintain a cash coverage amount of one month’s debt service as of June 30, 2010 through September 29, 2010, two months debt service from September 30, 2010 through December 30, 2010, and three months debt service after December 30, 2010.  The March 31, 2010 balance in the restricted cash account of $2,890 was applied against the outstanding loan and as of April 19, 2010, the cumulative amortization was $11,211.

In addition to maintaining the required cash coverage amount, we are required to meet certain covenants as defined in the loan agreement, including:

•
Remain in compliance at all times with applicable requirements as to the ratio of the number of properties to club members or “equivalent club members”, as set forth in the applicable club membership plans;

•	Maintain a leverage ratio between debt and consolidated tangible net worth of no more than 3.5:1;

•
For the year ending December 31, 2010, our consolidated net loss must not exceed $5 million and for the year ending December 31, 2011 and each succeeding year, our consolidated net income must not be less than $1 (net loss is adjusted in each year for the non-refundable portion of new member initiation fees not yet recognized in income); and

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

The table below describes our revolving loan, mortgages and other loans, and a schedule of maturities as of March 31, 2010.
	Total	Current	Long Term
Note payable to CapitalSource, bearing interest at three-month LIBOR (0.35% at April 30, 2010) plus 5% per annum, with a floor of 8.75%, with principal and interest payments, maturing on April 30, 2011.	$96,443	$11,964	$84,479

Note payable to Ultimate Resort Holdings LLC, bearing interest at 5%, with interest only payments, maturing April 30, 2017 (see Note 7).	10,000	-	10,000

Various loans with interest rates ranging from 3.375% to 15.0%, maturing January 1, 2010 through September 1, 2037 (see Note 8).	13,675	3,563	10,112

Total	$120,118	$15,527	$104,591

NOTE 7 – NOTE PAYABLE TO SHAREHOLDER

On April 30, 2007, we issued a $10,000 note payable to JDI (see Note 2). Interest is payable quarterly at 5% per annum and no principal payments are due until maturity on April 30, 2017. The note, which is subordinate to the revolving and term loans from CapitalSource, is collateralized by a second security interest in certain real property.  As described in Note 2, JDI subsequently assigned the note to Ultimate Resort Holdings.   In connection with the original loan from JDI, we paid fees and expenses aggregating $1,032, which were deferred and are being amortized over the 10 year term of the note.

NOTE 8 - MORTGAGE AND OTHER LOANS

We have 11 loans that have either matured or will mature within the next twelve months.  The current portion of these loans is $3,563 at March 31, 2010.  These loans are collateralized by various properties and bear interest rates ranging from 6% to 15%.  The notes mature at various dates through March 31, 2011.  For those notes that have matured, the company is in negotiations to renew.

We currently have 13 long term loans with an outstanding balance of $10,112.  These loans are collateralized by various properties and bear interest rates ranging from 3.375% to 13.5%.  The notes mature at various dates ranging from August 2011 through January 2038.

NOTE 9 - ACCRUED LIABILITIES

At March 31, 2010 and December 31, 2009, accrued liabilities consist of the following:

	March 31, 2010	December 31, 2009

Payroll	$383	$317
Interest	959	841
Loan agreement exit fee	1,650	1,650
Property taxes	628	458
Marketing, consulting, credit fees, and other expenses	1,109	1,318
Accrued distributions	963	963
Contingent consideration – Private Escapes acquisition	296	542

	$5,988	$6,089

Prior to the reverse merger, Ultimate Resort was required to make distributions to holders of certain of its equity units and those distributions were accrued and charged to its capital account. The distribution requirement ceased when the reverse merger was completed on October 29, 2009.  At that date, $963 was outstanding for accrued but unpaid distributions. We do not expect that we will be required to make a cash settlement of these accrued distributions in 2010.

At March 31, 2010 and December 31, 2009, we re-measured the fair value of the outstanding contingent consideration related to our acquisition of Private Escapes (see Note 2) and, for the three month period ended March 31, 2010, we recorded a gain of $246 in Other Income in the Condensed Consolidated Statement of Operations.  The estimated fair values of $296 and $542 were calculated by multiplying the estimated number of shares that could be potentially earned per the weighted average analysis (approximately 1,831,000 shares) by the Private Escapes equity ownership in Ultimate Escapes Holdings of 8%, and by our closing share price at March 31, 2010 and December 31, 2009 of $2.02 and $3.70, respectively.

The aggregate range of contingent consideration at March 31, 2010 is as follows (dollars in thousands):

	Range of Additional	Range of	Weighted
	Ownership %	Fair Values	Average Value

Performance targets	0 - 200,000 shares	$0 - $740	$296

NOTE 10 – INCOME TAXES

The provision for income taxes is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.  Our deferred tax assets and liabilities are recognized to reflect the estimated future tax effects, calculated at currently effective tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible.  If in the future we determine that it is more likely than not that we will be able to realize our net deferred tax asset in excess of our net recorded amount, an adjustment to increase the net deferred tax asset would increase income in such period.  As of March 31, 2010 we have recorded a valuation allowance to reserve 100% of our deferred tax assets. We are required to consider and weight all available evidence, both positive and negative, including our performance, the market environment in which we operate, and expectations of future profits when determining whether the valuation allowance should be changed.  Generally, greater weight is required to be placed on objectively verifiable evidence when making this assessment, in particular on recent historical operating results.

We evaluate each of our tax positions at the end of each period and determined that no significant uncertainties existed as of March 31, 2010.  We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  There have been no audits of our tax returns since inception and all periods remain open to tax examination.

NOTE 11 - EQUITY COMPENSATION

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

The Plan provides for the issuance of a maximum of 1,200,000 shares of our common stock in connection with the grant of options.  On October 29, 2009, we granted to our employees a total of 8,800 options with an exercise price of $0.01, all of which were immediately exercised. In 2009, we also granted to our non-employee directors a total of 8,862 and 44,565 options with exercise prices of $ 0.001 and $6.77, respectively, representing the par value of the underlying common stock and the market price on the grant date, respectively. As of March 31, 2010, none of those options had been exercised. No options were granted during the three months ended March 31, 2010. As of March 31, 2010, options to purchase a total of 62,227 shares of common stock had been issued, of which 8,800 have been exercised, and 1,137,773 shares remained available for issuance. On April 23, 2010, 874,500 options were granted to certain officers and directors, at an exercise price of $2.00 per share, vesting one-third on each of the first three anniversaries of the grant date and expiring after ten years.

The status of our stock options and stock awards are summarized as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2009	53,427	$3.93
Granted	-	$-
Exercised	-	$-
Canceled	-	$-
Outstanding at March 31, 2010	53,427	$3.93
Exercisable at March 31, 2010	13,354	$3.93

Stock compensation expense recognized for the three months ended March 31, 2010 and 2009, including expense recognized under the Prior Compensation Plan described above, was $53 and $419, respectively.

NOTE 12 – CAPITAL STOCK

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

As of March 31, 2010, there were 2,517,793 shares of common stock outstanding. Subsequent to March 31, 2010, 241,301 shares were issued to club members under the Redemption Assurance Exchange Program, described below and in Note 1. In addition, 47,348 shares will be issued for consulting services.

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

Common Stock Warrants

As of March 31, 2010, there were warrants to purchase a total of 12,075,000 shares of our common stock outstanding.

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

Founder Warrants

Secure America Acquisition Holdings, LLC, the principal initial stockholder of SAAC ("SAAH"), purchased a total of 2,075,000 warrants (‘‘Founder Warrants’’) at $1.00 per Warrant (for an aggregate purchase price of $2,075,000) privately from SAAC. This purchase took place simultaneously with the consummation of the Company’s initial public offering of units. The Founder Warrants are identical to the warrants sold in the Offering, except that (i) the Founder Warrants are not subject to redemption, (ii) the Founder Warrants may be exercised on a cashless basis while the warrants included in the units sold in the offering cannot be exercised on a cashless basis, (iii) upon an exercise of the Founder Warrants, the holders of the Founder Warrants may receive unregistered shares of our common stock, and (iv) subject to certain limited exceptions, the Founder Warrants were not transferable until they were released from escrow, as described below, which would only be after the consummation of the reverse merger.

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

SAAH and its permitted transferees are entitled to registration rights with respect to the Founder Warrants and the shares of common stock issuable upon exercise of the Founder Warrants pursuant to the terms of an agreement dated October 23, 2007, which rights are described below.

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

On January 5, 2010, we issued an aggregate of 887,505 shares of our common stock ($7,047) to certain of those club members who had elected to convert all or portion of their redemption value under the Redemption Assurance Exchange Program into shares of common stock and in April 2010 we issued an additional 241,301 shares of our common stock ($1,916) to the remaining club members who participated in the Program.  The fair value of the shares issued of $8,963 exceeded the redemption value converted of $8,249 and as of December 31, 2009 we recognized an inducement expense of $714.

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

Secure America Acquisition Holdings Voting Agreement

On November 11, 2009, Ultimate Escapes Holdings, Ultimate Resort Holdings, SAAH and certain direct or indirect owners of SAAH, including C. Thomas McMillen, entered into a voting agreement pursuant to which, among other things, SAAH granted to Ultimate Resort Holdings a proxy to vote the shares of our common stock owned by SAAH or its direct or indirect owners until November 11, 2010. Also pursuant to this voting agreement, we agreed to repay certain advances previously made by certain members of SAAH to us, in the aggregate amount of $225 plus interest at the rate of 6% through payment in full on January 31, 2010. We also agreed to provide to SAAH, for the benefit of certain SAAH members (including Mr. McMillen) use of an Elite Club platinum membership for a period of three years.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Leases – At March 31, 2010 and December 31, 2009, we leased 37 and 25 club properties, respectively, as well as certain office space under various operating leases.  The leases are non-cancelable and expire on various dates through December 2010.  Some of the leases have various renewal and fair market value purchase options and one of the leases is with an entity controlled by a related party.  This lease has a five year term and expires in October 2010.  Total rent expense for the properties we lease for the three months ended March 31, 2010 and 2009 was approximately $3,503 and $3,593, respectively, of which approximately $244 and  $170, respectively, was paid to the entity controlled by the related party.

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

Hotel Rooms and Marketing Agreement – On July 9, 2007, we entered into an agreement with an entity under which we were required to pay a one-time non-refundable joining fee of $50.  The agreement also requires us to pay an annual sales and marketing fee of $60 and the pre-purchase of a number of hotel rooms and suites at various luxury hotels worldwide for a specified nightly fee.  The agreement terminates on December 31, 2010; however, it will automatically be extended for one year increments unless either party gives written notice of termination.  We can terminate the agreement at any time without cause by paying an early termination fee of $75.

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

Earn-Out Units - As described in Note 2, the UE Owners may receive up to an additional 7,000,000 earn-out ownership units if Ultimate Escapes Holdings meets certain Adjusted EBITDA targets in each of the years ending December 31, 2010, 2011 and 2012.

NOTE 14 - SEGMENT AND GEOGRAPHICAL INFORMATION

We operate in a single business segment.  Less than 5% of our revenue is derived from club members who reside outside the United States.  Geographic information related to the net book value of our property and equipment at March 31, 2010 and December 31, 2009 is as follows:

	March 31, 2010	December 31, 2009

United States	$76,584	$80,164
Bahamas	8,158	9,024
Mexico	30,772	30,977
Nevis	19,174	19,269
St. Thomas (USVI)	1,348	1,359
Tortola (BVI)	649	683
Dominican Republic	2,477	2,494
Turks & Caicos	3,670	3,694
Belize	693	697
Italy	3,011	3,036
Costa Rica	14	-
Total net book value	$146,550	$151,397

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We intend the forward-looking statements to be covered by the safe harbor for forward-looking statements in such sections of the Securities Act and the Exchange Act.  Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “potential,” “intend” or similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, business strategy and means to implement the strategy, the amount and timing of capital expenditures, the likelihood of our success in building our business, financing plans, budgets, working capital needs and sources of liquidity.  We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to predict accurately or over which we have no control.

Forward-looking statements, estimates and projections are based on management’s beliefs and assumptions, are not guarantees of performance and may prove to be inaccurate. Forward-looking statements also involve risks and uncertainties that could cause actual results to differ materially from those contained in any forward-looking statement and which may have a material adverse effect on our business, financial condition, results of operations and liquidity. A number of important factors could cause actual results or events to differ materially from those indicated by forward-looking statements. These risks and uncertainties include, but are not limited to, those factors listed in our Annual Report on Form 10-K for the year ended December 31, 2009 under “Risk Factors.”

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

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report.

Overview

We are a luxury destination club that sells club memberships offering members reservation rights to use our vacation properties, subject to the rules of the club member’s Club Membership Agreement. Our properties are located in various resort locations throughout the world.

On September 15, 2009, we consummated the acquisition of certain of the assets, liabilities, properties and rights thereto of Private Escapes, in exchange for ownership units in our subsidiary Ultimate Escapes Holdings. The operating results of Private Escapes are included in our condensed consolidated financial statements from September 16, 2009. On October 29, 2009, we consummated the reverse merger with Ultimate Escapes Holdings.

The following discussion of financial condition and results of operations does not include the operating results of Secure America Acquisition Corporation (as we were named prior to the consummation of the reverse merger) prior to October 30, 2009.

We had 1,229 members, 1,214 members and 826 members as of March 31, 2010, December 31, 2009, and December 31, 2008, respectively.

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

Use of Estimates - The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to our accompanying condensed consolidated financial statements arise from our belief that (1) we will be able to raise and/or generate sufficient cash to continue as a going concern, (2) our estimates of the expected lives of the club memberships from which we derive our revenues and on which we base our revenue recognition are reasonable, (3) all long-lived assets are recoverable, and (4) our estimates of the cost of our stock-based compensation plans are reasonable. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

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

We amortize the non-refundable initiation fee over the expected life of the club membership, currently estimated as 10 years. The remaining portion of the club membership fee, which is included in membership deposits-redemption assurance program in our condensed consolidated balance sheet, is amortized over a 10 year period using the straight line method. Management believes that, based on their knowledge of the industry and our competitors, our own extrapolated experience, and practices in similar membership organizations, that period reasonably reflects the expected life of the club memberships, and is consistent with any obligation we may have to provide a partial refund of the membership fee. Members who joined under a previous plan (no longer offered) may receive a refund of their membership fee (excluding the non-refundable initiation fee), subject to the redemption procedures identified in their Club Membership Agreements. These fees, which are included in membership deposits - other programs in our condensed consolidated balance sheet, are subject to refund should the member resign and are not recognized in income.

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

Impairment of Long-Lived Assets and Goodwill - We analyze our long-lived assets, including property and equipment and intangible assets, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360 “ Property, Plant and Equipment ” annually and when events and circumstances might indicate that the assets may not be recoverable. If the undiscounted net cash flows are less than the assets’ carrying amounts, we record an impairment based on the excess of the assets’ carrying value over fair value. Fair value is determined based on discounted cash flow models, quoted market values and third-party appraisals. We evaluate our real estate assets on a combined basis, as future cash flows include club membership sales and dues that are not identifiable to individual properties. Estimates of future cash flows are based on internal projections over the expected useful lives of the assets and include cash flows associated with future maintenance and replacement costs, but exclude cash flows associated with future capital expenditures that would increase the assets’ useful lives. Our management currently believes there is no impairment beyond that already recognized for those assets held for sale at March 31, 2010.

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

Stock-based Compensation - As described in our financial statements in “Note 11 — Equity Compensation”, we previously had a stock-based compensation plan utilizing equity units of our former parent company, Ultimate Resort, LLC.  That plan was discontinued on completion of the reverse merger on October 29, 2009, and as of that date we adopted the 2009 Stock Option Plan, which provides for the issuance of options to acquire up to 1,200,000 shares of our common stock.

We recognize compensation expense in an amount equal to the grant-date fair value of the equity units or, following adoption of the 2009 Stock Option Plan, the grant-date fair value of the common stock options. The estimated fair value of these equity units and options, as of the date of grant, is recorded as compensation cost over the vesting period.

Recent Accounting Pronouncements

Accounting Standards Codification Updates that have been issued, or became effective, since the beginning of the current period covered by this discussion are summarized in Note 1 of the condensed consolidated financial statements included in this Report. To the extent appropriate, the guidance in these Accounting Standards Codification Updates is already reflected in our condensed consolidated financial statements.  Adoption of the Updates that have become effective did not have a material effect on our condensed consolidated financial statements and management does not anticipate that adoption of the Updates that are not yet effective will have any future effect on our condensed consolidated financial statements.

Results of Operations

The following table sets forth our historical condensed consolidated income statement data (in thousands of dollars):

	For the Three Months Ended
	March 31,
	2010	2009	% Change
REVENUES
Membership – membership fees	$1,329	$801	66%
Membership – annual dues	4,487	3,819	17%
Membership – upgrade fees	-	50	*
Membership – assessment fees	-	3,036	*
Other revenue	1,499	922	63%
REVENUES	7,315	8,628	15%

OPERATING EXPENSES:
Property operating costs	3,242	2,682	21%
Depreciation and amortization	1,976	1,038	90%
Lease costs	1,423	887	60%
Advertising	184	151	22%
Salaries and contract labor	2,015	1,725	17%
General and administrative	1,369	725	89%
Sales commissions	210	114	84%
Loss on sale of property and equipment	321	-	*
Loss on impairment of assets held for sale	289	258	12%
OPERATING EXPENSES	11,029	7,580	46%

INCOME (LOSS) FROM OPERATIONS	(3,714)	1,048	-453%

OTHER INCOME (EXPENSE):
Interest expense	(3,004)	(2,293)	31%
Interest income	20	22	-9%
Change in contingent acquisition consideration	246	-	*
OTHER INCOME (EXPENSE) – Net	(2,738)	(2,271)	21%

INCOME BEFORE INCOME TAXES	(6,452)	(1,223)	-428%

BENEFIT (PROVISION) FOR INCOME TAXES	(20)	(1)	*

NET INCOME (LOSS)	$(6,472)	$(1,224)	-429%

*  % change not meaningful

Three Months Ended March 31, 2010 compared with the Three Months Ended March 31, 2009 (in thousands)

  Revenues

Revenues of $7,315 decreased by $1,313, or 15%, during the quarter ended March 31, 2010, from $8,628 during the same period in 2009. Revenues in 2009 included a $3,036 assessment fee charged to members in 2009 that was not charged in 2010.  Membership annual dues were $4,487 in 2010, representing an increase of $668, or 17% from annual dues of $3,819 in 2009.  Membership fees of $1,329 in 2010 increased by $528 or 66% compared with $801 for the same period in 2009.  Both annual dues and membership fees increased because of the larger membership base resulting from the September 2009 acquisition of Private Escapes.  Other revenue was $1,499 in 2010, representing a net increase of $577, or 63% compared with $922 in 2009.  In February 2008, we acquired six properties from an unrelated luxury destination club for approximately $15,100.  The purchase price was financed by borrowings under our CapitalSource loan agreement and the issuance of nine corporate memberships valued at $2,700.  In 2010, the holders of those memberships have now elected not to continue to pay annual dues for three of the memberships and, as a result, their redemption rights related to those memberships were surrendered, resulting in a reduction in our membership liability of $900. This increase in other revenue was partially offset by a decrease of $263 relating to nightly fees charged to Private Escapes members as compared with the cross reservation program fees charged in 2009 for allowing their members to stay at our properties.  This cross-reservation program ended effective September 15, 2009, when we acquired Private Escapes.

  Operating Expenses

Operating expenses were $11,029 in 2010, representing an increase of $3,449, or 46%, from operating costs of $7,580 in 2009.  Property operating costs increased $560 in 2010 from 2009 primarily due to the increase in the number of properties due to the acquisition of Private Escapes less the $397 of cross reservation program fees in 2009 charged by Private Escapes for allowing our members to stay at their properties prior to the September 15, 2009 acquisition of certain of their assets and liabilities.  Depreciation and amortization increased by $938 to $1,976 in 2010, from $1,038 in 2009 reflecting the acquisition of Private Escape properties in September 2009 and amortization of $803 related to the intangible assets acquired.   Lease costs increased $536 to $1,423 in 2010 from $887 in 2009 due partially to the 23% increase in the number of leases from the acquisition of Private Escapes but also due the implementation in 2010 of winter seasonal leases that will increase our costs in the first quarter but reduce costs during the balance of the year. Salary costs increased by $290 in 2010 compared with 2009, primarily as a result of the Private Escapes acquisition.  General and administrative costs increased in 2009 compared with 2008 by $644 due primarily to legal, accounting, consulting, and investor related fee increases of $604 over 2009.  Sales commissions increased $96 in 2010 compared with 2009 as a result of a membership dues rebalancing program implemented in March 2010.  In 2010, we incurred a net loss of $321 on the sale of certain properties and recognized an impairment loss of $289 related to certain properties held for sale, compared with an impairment charge of $258 for certain properties in 2009.  Impairment charges are determined by comparing the carrying value of the assets held for sale with the expected net proceeds of sale.

  Income (Loss) Before Other Income (Expense)

As a result of the above, our loss before other income (expense) was $(3,714) in the first quarter of 2010 compared with income of $1,048 for the same period in 2009, a decrease of $(4,762) or 453%. This change was due primarily to the assessment revenue program in 2009 not repeated in 2010, and increased operating costs resulting from the acquisition of Private Escapes, including amortization of intangible assets acquired.

  Other Income (Expense)

Interest expense increased by $711 for 2010, from $2,293 in 2009, due to the additional debt acquired in the September 2009 purchase of Private Escapes.  Interest income decreased by $2 to $20 in 2010 from $22 in 2009.

 As of March 31, 2010, we recognized a gain of $246 related to the outstanding contingent consideration for our September 15, 2009 acquisition of the business of Private Escapes, as a result of a decrease since December 31, 2009 in the fair value of our common stock, in which the consideration is payable.

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

Cash and cash equivalents, consisting primarily of deposits with financial institutions and credit card holdbacks, but excluding $2,890 of restricted cash, was $1,846 at March 31, 2010, compared with $2,747 at December 31, 2009, a decrease of $901.

We anticipate being able to meet our projected internal growth and operating needs, including capital expenditures, and expect to meet the cash requirements of our contractual obligations for at least the next 12 months if we are successful in executing our plans to increase our capital resources.

We incurred net losses of $12,965 and $23,222 during the years ended December 31, 2009 and 2008, respectively and a loss of $6,472 for the quarter ended March 31, 2010.  As of March 31, 2010, our current liabilities, excluding $14,020 of deferred annual membership dues that we expect to recognize in income over the next twelve months, were $28,238, which exceeded our current assets of $4,996, excluding restricted cash of $2,890, by $23,242. Although we have completed the acquisition of certain assets and liabilities of Private Escapes, refinanced our credit facility with CapitalSource and completed the reverse merger, we may not be able to meet certain covenants under the CapitalSource credit facility in the future. We have also experienced a decrease in new membership sales and existing member upgrades over the last twenty-one months.

The above factors, among others, indicate that we may encounter a liquidity event in the future, which may cause us to be in default of our loan covenants. We are taking steps to increase cash flow in order to cover 2010 operational expenses, including, without limitation, the sale of selected club properties, and closely monitoring and reducing operating expenses wherever possible.

Total current and long-term debt outstanding at March 31, 2010 was $120,118 compared with $123,279 outstanding at December 31, 2009, as described in Notes 6, 7 and 8 of our condensed consolidated financial statements included in this Report. The debt outstanding at March 31, 2010 is primarily the amount outstanding under our CapitalSource credit facility of $96,443, a shareholder note payable of $10,000, and various mortgages and other notes payable aggregating $13,675.

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

On April 19, 2010, the loan agreement was amended to change the borrowing base to be 75% through January 31, 2011 (instead of March 31, 2010), 70% from February 1, 2011 through April 30, 2011 (instead of December 31, 2010), and at all times after May 1, 2011 the borrowing base will be no greater than 65%.  However, the maximum loan amount was reduced to $95,093. In addition, revised minimum loan amortization amounts have been established that require cumulative amortization of $10,300 by June 30, 2010 and $17,800 by December 31, 2010, with the remaining balance due on April 30, 2011 if we do not elect an extension.  If we elect a first one-year extension, then cumulative amortization must be $22,800 by June 30, 2011 and $25,300 by December 31, 2011, with the remaining balance due on April 30, 2012 if we do not exercise a second extension.  If we exercise the second one-year extension, then cumulative amortization must be $27,800 by June 30, 2012 and $30,300 by December 31, 2012, with the remaining balance due by April 30, 2013.  At March 31, 2010 and December 31, 2009, $96,443 and $98,982, respectively, was outstanding under the New Loan Agreement.  As part of the April 19, 2010 amendment, the requirement to maintain a segregated restricted cash balance was removed and we are now required to maintain a cash coverage amount of one month’s debt service as of June 30, 2010 through September 29, 2010, two months debt service from September 30, 2010 through December 30, 2010, and three months debt service after December 30, 2010.  The March 31, 2010 balance in the restricted cash account of $2,890 was applied against the outstanding loan and as of April 19, 2010, the cumulative amortization was $11,211.

Interest under the loan agreement is calculated on the actual days elapsed and the basis of a 360 day year and is payable monthly at the three-month LIBOR (approximately 0.35% at April 30, 2010) plus 5% per annum, subject to a floor of 8.75%. An exit fee of $1.65 million is due on maturity or earlier if the loan is terminated for any reason. We may voluntarily prepay any part of the loan at any time but may terminate the loan agreement only by providing 30 days written notice and prepaying outstanding amounts in full.

In addition to maintaining the required cash coverage, we are required to meet certain covenants as defined in the loan agreement, including:

•
Remain in compliance at all times with applicable requirements as to the ratio of the number of properties to club members or “equivalent club members”, as set forth in the applicable club membership plans;

•	Maintain a leverage ratio between debt and consolidated tangible net worth of no more than 3.5:1;

•
For the year ending December 31, 2010, the consolidated net loss must not exceed $5 million and for the year ending December 31, 2011 and each succeeding year, the consolidated net income must not be less than $1 (net loss is adjusted in each year for the non-refundable portion of new member initiation fees not yet recognized in income); and

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

Note Payable to Shareholder

On April 30, 2007, Ultimate Resort Holdings issued a $10 million note payable to JDI, which at the time was a minority owner of Ultimate Resort Holdings and is now a minority owner of Ultimate Escapes Holdings. The obligations of Ultimate Resort Holdings under this note were subsequently assigned to Ultimate Escapes Holdings, when it assumed the Ultimate Resort Holdings operations, as discussed in Note 2 to our condensed consolidated financial statements. On October 29, 2009, JDI assigned its interest in the note, as lender, to Ultimate Resort Holdings. The financial terms of the note remained unchanged. At the same time, Ultimate Resort, the majority owner of Ultimate Resort Holdings, acquired from JDI the minority interest in Ultimate Resort Holdings held by JDI. In consideration for the acquisition of the minority interest and the transfer, as lender, to Ultimate Resort Holdings of the note, JDI received 3,123,797 ownership units of Ultimate Escapes Holdings.

The note has a ten year term, with interest payable quarterly at 5% per annum and no principal payments are due until maturity on April 30, 2017. The note, which is subordinate to the revolving loan from CapitalSource, is collateralized by a second security interest in our assets and in certain real property.

Other Mortgage Loans

At March 31, 2010, we have other mortgage loans, aggregating $13,675, which we acquired when Ultimate Escapes Holdings acquired certain assets and liabilities of Private Escapes.  These mortgages are held by a number of mortgage providers and individuals and carry interest rates ranging from 3.4% to 15.0%. Certain of the mortgages are due within twelve months and, where possible, we are seeking to extend or renew these mortgages.

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

Three Months Ended March 31, 2010 Compared with the Three Months Ended March 31, 2009 (in thousands)

Operating Activities

Net cash used by operating activities during the quarter ended March 31, 2010 was $(489), compared with net cash provided of $76 for the same period in 2009.  This decrease in cash from operating activities of $565 reflects an increase of $5,248 in our net loss, from net loss of $(1,224) in 2009 to a net loss of $(6,472) in 2010, offset by a net increase of $1,139 in non-cash charges to income in 2010, and a net change of $3,544 in our current assets and liabilities and other membership receivables, primarily reflecting lower membership receivable balances.  The decrease in net income primarily reflects the 2009 benefit of the $3,036 membership special assessment, which was not repeated in 2010.

Investing Activities

Net cash of $2,749 was provided by investing activities during the quarter ended March 31, 2010 compared with $3 for the same period in 2009, an increase of $2,746, due primarily to the sale of properties.  There were no acquisitions of properties during the periods ended March 31, 2010 or 2009 and limited capital expenditures in 2010 of $194 compared with none for the same period in 2009.

Financing Activities

Net cash used to repay debt was $3,161 during the quarter ended March 31, 2010, an increase of $2,783 compared with repayments of $378 for the same period in 2009.   In 2010, the source of cash used for these repayments was primarily the sale of properties.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Unaudited Operating Results using Adjusted GAAP Revenue Recognition and Adjusted EBITDA (in thousands)

We use an adjusted revenue calculation as an integral part of our internal financial management reporting and planning process, based on adjusted GAAP revenue recognition. For this purpose, the non-refundable club membership initiation fee is recognized over the first 18 months of membership, with the remaining club membership fee amortized over ten years, rather than the full amount of the club membership fee (including the non-refundable portion) being recognized over the ten-year expected life of the club membership, as is reflected in our condensed consolidated financial statements. Club members cannot resign within the first 18 months of membership.  Because the club member initiation fee is non-refundable, we believe that treating such non-refundable initiation fee as earned over that 18 month minimum membership contract period better reflects the current performance of our business and the actual contractual terms of our club membership plan.

We also measure performance based on Adjusted EBITDA, which is the metric used to determine the UE Owners earn-out units as described in Note 2 to our condensed consolidated financial statements.  Adjusted EBITDA with respect to any period, means, as determined in accordance with GAAP, the difference between our revenues (plus the non-refundable portion of membership fees to the extent such membership fees are not included in revenue pursuant to GAAP) and our expenses, on a consolidated basis for such period, plus the sum of (i) interest expense, (ii) income tax expense, (iii) depreciation expense and (iv) amortization expense but (v) excluding all non-cash compensation related to our 2009 Stock Option Plan and our previous employee stock-based compensation plan.

	GAAP Financial Information	Adjusted GAAP Revenue Recognition
	(in thousands)
Total Revenues	$7,315	$7,315
Add:
Non-GAAP revenue accretion		974
Adjusted Non-GAAP Revenue		$8,289

	GAAP Financial Information	Adjusted EBITDA
	(in thousands)
Net Loss	$(6,472)	$(6,472)
Add:
Non-GAAP revenue accretion	-	974
Adjusted loss	(6,472)	(5,498)
Add:
Non-cash stock-based compensation		53
Interest expense	3,004	3,004
Taxes	20	20
Depreciation and amortization (1)	2,265	2,265
EBITDA	$(1,183)
Adjusted EBITDA		$(156)

(1)	Depreciation includes the impairment charge on assets held for sale.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 We are a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 4T.	CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2010. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

We were previously a blank check company formed with the objective of completing a business combination with one or more operating businesses. On October 29, 2009, we completed a business combination with Ultimate Escapes Holdings, in the form of a reverse acquisition, and we were renamed Ultimate Escapes, Inc.

Prior to the business combination, Ultimate Escapes Holdings was a private company.  As a result of the consummation of the business combination with Ultimate Escapes Holdings late in 2009, management was unable to conduct an assessment of the internal control over financial reporting of Ultimate Escapes Holdings and its subsidiaries during the period between the date of the business combination and the end of 2009.  In addition, management considered the assets, liabilities, and operations of our company to be insignificant when compared to the consolidated entity.  Accordingly, in reliance on guidance issued by the SEC, we excluded management's report on internal control over financial reporting from the Company’s annual report on Form 10-K for the year ended December 31, 2009.

During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

As of March 31, 2010, we are not subject to any legal proceedings which we believe to be material.  From time to time, however, we are or may become involved in litigation and other legal proceedings relating to claims arising from our operations in the normal course of business, including claims involving membership disputes.

ITEM 1A — RISK FACTORS

We are a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 5, 2010, we issued 16,667 shares to an individual from whom we acquired certain assets, as part of the purchase price of those assets.

The above shares were issued in private placements not involving a public offering under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder. We have not engaged in general solicitation or advertising with regard to the issuance of the shares of common stock and have not offered securities to the public in connection with these issuances.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4 — (Removed and Reserved)

Not Applicable.

ITEM 5 — OTHER INFORMATION

None.

ITEM 6 — EXHIBITS

3.1	Second Amended and Restated Certificate of Incorporation(1)
3.2	Certificate of Designation of Series A Preferred Stock(1)
3.3	Bylaws(2)
10.1	Fifth Amendment to Loan Documents between Private Escapes Pinnacle, LLC and Kederike, LLC, dated as of March 22, 2010(3)
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith
(1)	Previously filed as an Exhibit to the Form 8-K, filed on November 4, 2009.
(2)	Previously filed as an Exhibit to Amendment No. 1 to the Form S-1, filed on August 8, 2007.
(3)	Previously filed as an Exhibit to the Form 10-K, filed on April 15, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2010	ULTIMATE ESCAPES, INC.

	By:	/s/ James M. Tousignant
		Name:	James M. Tousignant
		Title:	Chief Executive Officer

	By:	/s/ Philip Callaghan
		Name:	Philip Callaghan
		Title:	Chief Financial Officer (Principal Financial and Accounting
Officer)

EXHIBIT INDEX

3.1	Second Amended and Restated Certificate of Incorporation(1)
3.2	Certificate of Designation of Series A Preferred Stock(1)
3.3	Bylaws(2)
10.1	Fifth Amendment to Loan Documents between Private Escapes Pinnacle, LLC and Kederike, LLC, dated as of March 22, 2010(3)
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith
(1)	Previously filed as an Exhibit to the Form 8-K, filed on November 4, 2009.
(2)	Previously filed as an Exhibit to Amendment No. 1 to the Form S-1, filed on August 8, 2007.
(3)	Previously filed as an Exhibit to the Form 10-K, filed on April 15, 2010.