Form 10-Q
period 2010-06-30
Ultimate Escapes, Inc.
filed 2010-08-09
CIK 1402364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock, par value $0.0001 per share, as of July 31, 2010:  2,759,094

ULTIMATE ESCAPES, INC.
FORM 10-Q
FOR THE SIX MONTHS ENDED JUNE 30, 2010
TABLE OF CONTENTS

PART I

ULTIMATE ESCAPES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2010 (unaudited)	December 31, 2009

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$599	$2,747
Restricted cash	-	4,343
Membership receivables – net	2,853	3,264
Prepaid expenses and other current assets	989	699
TOTAL CURRENT ASSETS	4,441	11,053

PROPERTY AND EQUIPMENT – net	145,032	151,397

OTHER ASSETS:
Properties held for sale	2,546	6,067
Deferred loan costs, net of amortization	2,044	2,896
Deposits	234	217
Intangible assets, net	25,510	27,117
Goodwill	8,473	8,473
Other assets	396	396
TOTAL OTHER ASSETS	39,203	45,166

TOTAL ASSETS	$188,676	$207,616

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Revolving loan	$89,837	$14,503
Receivables financing loan	1,046	-
Mortgage and other loans	3,175	3,773
Accounts payable	3,135	1,762
Accrued liabilities	6,283	6,089
Membership deposits to be refunded	5,806	5,037
Membership annual dues not yet recognized	13,201	12,600
TOTAL CURRENT LIABILITIES	122,483	43,764
OTHER LIABILITIES:
Revolving loan	-	84,479
Mortgage and other loans	10,090	10,524
Note payable to shareholder	10,000	10,000
Membership initiation fees not yet recognized	15,056	15,785
Membership deposits – redemption assurance program	46,037	47,046
Membership deposits – other programs	18,344	19,004
TOTAL OTHER LIABILITIES	99,527	186,838

TOTAL LIABILITIES	222,010	230,602

COMMITMENTS AND CONTINGENCIES (NOTE 13)

ULTIMATE ESCAPES’ STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $0.0001 par value; 20,000,000 shares authorized, Preferred Series A – 14,556,675 shares authorized, 7,556,675 shares issued and outstanding, $1 liquidation value	1	1
Common Stock, $0.0001 par value; 300,000,000 shares authorized, 2,759,094 and 1,582,323 shares issued and outstanding	1	1
Stock subscription receivable – Redemption Assurance Exchange Program	-	8,963
Additional paid-in capital	47,210	37,793
Accumulated deficit	(81,616)	(70,814)
ULTIMATE ESCAPES’ STOCKHOLDERS’ EQUITY (DEFICIT)	(34,404)	(24,056)

NON-CONTROLLING INTERESTS	1,070	1,070
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(33,334)	(22,986)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$188,676	$207,616

See notes to unaudited condensed consolidated financial statements.

ULTIMATE ESCAPES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

REVENUES
Membership – membership fees	$2,135	$875	$3,464	$1,727
Membership – annual dues	4,945	4,174	9,433	7,992
Other revenue	478	726	1,977	1,648
	7,558	5,775	14,874	11,367
Membership – assessment	-	3,036	-	6,072
REVENUES	7,558	8,811	14,874	17,439

OPERATING EXPENSES:
Property operating costs	2,358	2,388	5,600	5,070
Depreciation	1,181	993	2,354	2,031
Amortization of intangible assets	803	-	1,607	-
Lease costs	945	815	2,368	1,702
Advertising	147	267	330	418
Salaries and contract labor	1,601	1,499	3,616	3,223
General and administrative	1,466	743	2,836	1,467
Sales commissions	136	140	346	254
Loss on sale of property and equipment	292	126	613	126
Impairment of assets held for sale	17	-	306	258
OPERATING EXPENSES	8,946	6,971	19,976	14,549

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	(1,388)	1,840	(5,102)	2,890

OTHER INCOME (EXPENSE):
Interest expense	(3,080)	(2,298)	(6,084)	(4,591)
Interest income	3	24	23	46
Change in contingent consideration - acquisition	135	-	381	-
OTHER EXPENSE – net	(2,942)	(2,274)	(5,680)	(4,545)

INCOME (LOSS) BEFORE INCOME TAXES	$(4,330)	$(434)	$(10,782)	$(1,655)

BENEFIT (PROVISION) FOR INCOME TAX	-	(6)	(20)	(7)

NET INCOME (LOSS)	$(4,330)	$(440)	$(10,802)	$(1,662)

Weighted average shares outstanding – basic and diluted	2,745,836	1,573,523	2,602,283	1,573,523
Income/(loss) per share – basic and diluted	$(1.58)	$(0.28)	$(4.15)	$(1.06)

See notes to unaudited condensed consolidated financial statements.

ULTIMATE ESCAPES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited, in thousands except share amounts)

	Common Stock		Preferred Stock		Additional Paid-In	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance – December 31, 2009	1,582,323	$1	7,556,675	$1	$37,793	$8,963	$(70,814)	$(24,056)

Shares issued for consulting services	16,667	-	-	-	66	-	-	66

Shares issued under Redemption Assurance Exchange Program	1,128,806	-	-	-	8,963	(8,963)	-	-

Shares issued for payment of equity funding costs related to shares issued in reverse merger.	31,298	-	-	-	248	—	-	248

Stock-based compensation expense	-	-	-	-	140	-	-	140

Net loss	-	-	-	-	-	-	(10,802)	(10,802)

Balance – June 30, 2010	2,759,094	$1	7,556,675	$1	$47,210	$-	$(81,616)	$(34,404)

See notes to condensed consolidated financial statements.

ULTIMATE ESCAPES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Six Months Ended
	June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(10,802)	$(1,662)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,354	2,031
Amortization of intangible assets	1,607	-
Provision for bad debt	-	12
Amortization of deferred loan costs	852	555
Employee stock-based compensation	140	838
Stock-based consulting services	66	-
Loss on sale of property and equipment	613	126
Impairment of assets held for sale	306	258
Cash flows from changes in:
Restricted cash	4,343	989
Membership receivables	411	(3,504)
Prepaid expenses and other current assets	(290)	(589)
Accounts payable	1,621	(196)
Accrued liabilities	194	774
Membership fees and dues not yet recognized	(1,339)	2,897
Net cash provided by operating activities	76	2,529

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(473)	-
Proceeds from sale of property and equipment	7,086	1,337
Net change in deposits	(17)	(1)
Net cash provided by investing activities	6,596	1,336

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving loan repaid, net	(9,146)	(1,647)
Receivables financing loan	1,700	-
Receivables financing loan repaid	(654)	-
Mortgage and other loans repaid	(720)	-
Net cash (used in) financing activities	(8,820)	(1,647)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,148)	2,218
CASH AND CASH EQUIVALENTS – Beginning of period	2,747	966
CASH AND CASH EQUIVALENTS – End of period	$599	$3,184

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION and
NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid for interest	$4,106	$3,823
Shares issued under Redemption Assurance Exchange Program	$8,963	$-
Payment of equity funding costs related to shares issued in reverse merger	$248	$-
Shares issued for consulting services	$66	$-

See notes to condensed consolidated financial statements.

ULTIMATE ESCAPES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

As Of and For the Three and Six Months Ended June 30, 2010 and 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business – Ultimate Escapes, Inc, formerly known as Secure America Acquisition Corporation (the “Company” or “we”, “our” or “us”), is a Delaware corporation and for accounting purposes is the successor entity to Ultimate Resort Holdings, LLC (see Note 2).  We operate as a luxury destination club that sells club memberships offering the members reservation rights to use our vacation properties, subject to the rules of the club member’s Club Membership Agreement.  Our properties are located in various resort destinations, including the Caribbean, Mexico, France, England, Italy and throughout the USA.

Basis of Presentation - The unaudited condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Interim results are not necessarily indicative of results for a full year.  Therefore, the interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K.  Certain amounts in the six month ended June 30, 2009 financial statements have been reclassified to conform to current period presentation.

Principles of Consolidation – The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, which own the individual club properties. All intercompany balances and transactions have been eliminated in consolidation.

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

Membership Deposits To Be Refunded – Members may resign from the club after 18 months and receive a partial refund of their membership fee subject to the redemption procedures identified in the Club Membership Agreements. At June 30, 2010, and December 31, 2009, we had 1,232 and 1,214 active members, respectively.  In addition, at June 30, 2010 and December 31, 2009, there were 60 and 46 members, respectively, who had resigned.  The redemption assurance obligation (as described below) to these resigned members at June 30, 2010 and December 31, 2009 was $5,806 and $5,037, respectively, and is refundable to the respective members within the next 12-18 months in accordance with their Club Membership Agreements.

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

Membership Deposits – Redemption Assurance Exchange Program – As described in Note 13, in connection with the reverse merger described in Note 2 below, Ultimate Escapes Holdings offered to its club members who met certain eligibility requirements an opportunity to elect to convert, at $7.94 per share, all or a portion of their redemption value under the Redemption Assurance Program into shares of our common stock, to be issued following the consummation of the reverse merger. At December 31, 2009, the fair value of the shares to be issued of $8,963 was recorded as a stock subscription receivable, the outstanding membership deposits – redemption assurance program was reduced by the amount converted of $8,249 and the difference of $714 was recognized as an inducement expense. On January 5, 2010, we issued an aggregate of 887,505 shares of our common stock ($7,047) to certain of those club members who had elected to participate and on April 6, 2010, we issued an additional 241,301 shares of our common stock ($1,916) to the remaining club members who participated in the Program.  The participating club members are obligated to pay annual dues in order to continue to use club properties.

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

Membership Receivables – Membership receivables principally represent amounts due for annual membership dues and ancillary charges incurred by members while using the club properties. We typically bill members for annual dues two months prior to their membership anniversary date.  If a member with an amount due terminates their membership, we have the right to deduct unpaid receivables from that member's refundable membership deposit.   If the refundable membership deposit is not enough to cover the member's receivable balance and all other means of collection have been exhausted, the unpaid amount is written off against the allowance.  At June 30, 2010 and December 31, 2009, the allowance for doubtful accounts amounted to approximately $204 and $273, respectively.

Cash and Cash Equivalents – Cash and cash equivalents consists primarily of deposits with financial institutions, which may, at times, exceed federally insured limits and credit card holdbacks. We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted Cash – Restricted cash at December 31, 2009 represents six months of estimated interest payments under our revolving loan agreement (see Note 6).  Use of these proceeds was generally limited to the payment of interest on the loans. On March 16, 2010, the lender agreed to reduce the restricted cash balance interest reserve by approximately $1,500, to be replenished in equal installments at the end of June, September, and December 2010. As described in Note 6, on April 19, 2010, the revolving loan agreement was amended and the requirement to maintain a segregated restricted cash balance was removed. We are now required to maintain a cash coverage amount of one month’s debt service as of June 30, 2010 and through September 29, 2010, two months debt service as of September 30, 2010 and through December 30, 2010 and three months debt service as of December 31, 2010 and thereafter.  On April 19, 2010, the balance in the restricted cash account at that date of $2,890 was applied against the outstanding loan.  As of June 30, 2010, in accordance with the April 19, 2010 amendment, the Company does not have any cash in a restricted account.

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

Impairment of Long-Lived Assets — We analyze our long-lived assets, including property and equipment and intangible assets, in accordance with FASB ASC 360 ‘‘Property, Plant, and Equipment’’ annually and when events and circumstances indicate that the assets may not be recoverable. If the undiscounted net cash flows are less than the asset’s carrying amount, we record an impairment based on the excess of the asset’s carrying value over fair value. Fair value is determined based on discounted cash flow models, quoted market values and third-party appraisals. We evaluate our real estate assets on a combined basis, as future cash flows include club membership sales and dues that are not identifiable to individual properties. Estimates of future cash flows are based on internal projections over the expected useful lives of the assets and include cash flows associated with future maintenance and replacement costs but exclude cash flows associated with future capital expenditures that would increase the assets’ useful lives. Management believes there is no impairment as of June 30, 2010.

Deferred Loan Costs – Deferred loan costs, consisting of commitment and other fees, the cost of warrants issued to a lender and a loan exit fee (see Note 6), are included in Other Assets and are amortized to interest expense using the straight-line method over the life of the applicable loan.

	June 30, 2010	December 31, 2009

Deferred loan costs	$6,009	$6,009
Less: accumulated amortization	3,965	3,113
	$2,044	$2,896

Amortization expense for the period	$852	$1,296

Future amortization of these deferred costs is expected to be as follows:

Year Ending December 31,
2010	$851
2011	641
2012	105
2013	103
2014	103
Thereafter	241
$2,044

Non-controlling interests — Certain of our club properties are held in single-purpose subsidiaries and two of these subsidiaries are not wholly-owned by us. Private Escapes Platinum Abaco, LLC is owned 60% by us and 40% by a third party and Private Escapes Platinum Breckenridge, LLC is owned 85% by us and 15% by a third party. The ownership interest of these third parties in the original cost of these properties is reflected as non-controlling interests in the accompanying condensed consolidated balance sheets. The operating agreements between us and these minority owners provide that substantially all expenses pertaining to maintenance or preservation of the properties are to be paid by us. Although the Private Escapes Platinum Breckenridge, LLC agreement provides that we have the right to request reimbursement of the minority owner’s proportionate share of property taxes and insurance, it has not been our policy to do so. No allocation of losses to the minority owners has been given effect to in the accompanying condensed consolidated statements of operations and, accordingly, the balance of these non-controlling interests in the accompanying condensed consolidated balance sheets continues to reflect these third parties share of the original cost of the properties. The minority owners in Private Escapes Platinum Abaco, LLC have the right to require us to purchase their 40% ownership interest for an amount equal to their proportionate share of the property’s fair value. At June 30, 2010, their pro rata share of the estimated fair value of the property did not exceed the carrying value of their redeemable, non-controlling interest.

Basic and Diluted Income (Loss) Per Share   – Basic net income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share reflects the effect of outstanding stock options and warrants, when such instruments are dilutive. As described in Note 2, up to 7,556,675 outstanding ownership units in our operating subsidiary, Ultimate Escapes Holdings, LLC (“Ultimate Escapes Holdings”) may be exchanged on a one-for-one basis for shares of our common stock.  The effect of the conversion of such units is included in diluted earnings per share only when the effect is dilutive. Also as described in Note 2, up to 7,000,000 contingent earn-out units, which units may be exchanged on a one-for-one basis for shares of our common stock, may be issued if Ultimate Escapes Holdings meets certain earnings targets in 2010 – 2012.  The potentially dilutive effect of such earn-out units will not be included in the computation of diluted earnings per share until the contingency is resolved.

During the six months ended June 30, 2010, we reported net loss per share and we excluded all outstanding stock options and warrants and ownership units of Ultimate Escapes Holdings from the calculation of diluted net loss per share, as their effect would be anti-dilutive. As a result, basic and diluted loss per share were equivalent.  The number of common shares issuable on assumed exercise of options and warrants and conversion of ownership units of Ultimate Escapes Holdings but which were excluded from the computation of earnings per share for the six months ended June 30, 2010 were 927,927, 12,075,000 and 7,556,675 respectively.

Advertising Costs – The costs of advertising are expensed as incurred.

Financial Instruments and Concentrations of Credit Risk — Financial instruments, as defined in FASB ASC 825 ‘‘Financial Instruments’’ consist of cash, evidence of ownership in an entity and contracts that both (1) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (2) convey to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and credit facilities. The carrying values of these financial instruments approximate their respective fair values due to their short-term nature.

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and membership receivables. We frequently maintain cash balances in excess of federally insured limits. We have not experienced any losses in such accounts.  Concentrations of credit risk with respect to membership receivables are limited due to the number of members comprising our customer base and their dispersion across the United States of America and elsewhere.  We perform a credit evaluation of our members’ financial condition and have not incurred any significant credit related losses.

Fair Value Measurements —At June 30, 2010, the outstanding contingent consideration related to our September 15, 2009 acquisition of Private Escapes (discussed in Note 2) was measured at fair value using primarily level three inputs (unobservable) and will be re-measured at each subsequent reporting date.  At June 30, 2009, we did not have any other items to be measured at fair value.

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

ASU No. 2010-16	April 2010	Entertainment—Casinos (Topic 924): Accruals for Casino Jackpot Liabilities—a consensus of the FASB Emerging Issues Task Force

ASU No. 2010-17	April 2010	Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force

ASU No. 2010-18	April 2010	Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset—a consensus of the FASB Emerging Issues Task Force

ASU No. 2010-19	May 2010	Foreign Currency (Topic 830): Foreign currency Issues: Multiple Foreign Currency Exchange Rates (SEC Update)
ASU No. 2010-20	July 2010	Receivables (Topic 310): Receivables: Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses
ASU No. 2010-21	August 2010
Accounting for Technical Amendments to Various SEC Rules and Schedules Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies (SEC Update)

To the extent appropriate, the guidance in the above Accounting Standards Codification Updates is already reflected in our condensed consolidated financial statements and management does not anticipate that these accounting pronouncements will have any future effect on our condensed consolidated financial statements.

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

On September 15, 2009, in connection with the contribution to Ultimate Escapes Holdings of the assets and liabilities of Ultimate Resort Holdings, described above, Ultimate Escapes Holdings and Private Escapes entered into a Consolidated Amended and Restated Loan and Security Agreement (the “New Loan Agreement”) with CapitalSource Finance LLC (“CapitalSource”). The New Loan Agreement replaces and supersedes the previous April 30, 2007 Loan Agreement with CapitalSource and is discussed in Note 6.

Reverse Merger with Ultimate Escapes Holdings

On July 21, 2009, Ultimate Escapes Holdings and Ultimate Resort Holdings’ managing member signed a Letter of Intent with us (then named Secure America Acquisition Corporation (‘‘SAAC’’)), a special purpose acquisition corporation, under which it was expected that Ultimate Escapes Holdings would enter into a business combination with SAAC. A definitive agreement was signed on September 2, 2009 and, after approval and certain other actions by SAAC’s stockholders and warrant holders, the transaction closed on October 29, 2009. The business combination with SAAC was accounted for as a reverse merger, whereby Ultimate Escapes Holdings is the continuing entity for financial reporting purposes and is deemed, for accounting purposes, to be the acquirer of SAAC. In accordance with the applicable accounting guidance for accounting for the business combination as a reverse merger, Ultimate Escapes Holdings is deemed to have undergone a recapitalization, whereby Ultimate Escapes Holdings is deemed to have issued equity units to SAAC’s common equity holders. Accordingly, although SAAC, as Ultimate Escapes Holdings’ parent company (now named Ultimate Escapes, Inc.), was deemed to have legally acquired Ultimate Escapes Holdings, in accordance with the applicable accounting guidance for accounting for the business combination as a reverse merger, Ultimate Escapes Holdings is the surviving entity for accounting purposes and Ultimate Escapes Holdings’ assets and liabilities continue to be recorded at their historical carrying amounts (subject to the recording of Private Escapes assets and liabilities at fair value, as a result of the acquisition of those assets by Ultimate Escapes Holdings), with no additional goodwill or other intangible assets recorded as a result of the accounting merger with SAAC.

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

At the closing of the transaction with SAAC on October 29, 2009, SAAC contributed $9,787 to Ultimate Escapes Holdings in exchange for 1,232,601 ownership units in Ultimate Escapes Holdings and Ultimate Escapes Holdings issued 377,834 units to Ultimate Resort Holdings to compensate it for certain tax liabilities incurred in connection with the SAAC transaction. In addition, Ultimate Escapes Holdings issued 6,604,534 and 574,307 ownership units (an aggregate of 7,178,841) to Ultimate Resort Holdings, and Private Escapes, respectively, of which 3,123,797 units were transferred by Ultimate Resort Holdings to JDI, as described above. Following the SAAC transaction, our subsidiary Ultimate Escapes Holdings has the following ownership units outstanding:

Owner	Units
Ultimate Resort Holdings LLC	3,858,571
Private Escapes Holdings LLC	574,307
JDI Ultimate L.L.C.	3,123,797
Ultimate Escapes, Inc. (f/k/a SAAC)	1,232,601
8,789,276

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

NOTE 3 – LIQUIDITY

       Our condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company incurred net losses of ($10,802) and $(1,662) during the six months ended June 30, 2010, and 2009, respectively. As of June 30, 2010, the Company's current liabilities exceed its current assets by $118,042; this is largely due to the classification of $89,837 of revolving loan debt from CapitalSource which currently matures on April 30, 2011.  In addition, at June 30, 2010, the amount of cash and cash equivalents on hand was less than the one month debt service required under the CapitalSource agreement.  We are in active discussions with CapitalSource to modify the covenant. We may not be able to meet certain covenants under the revolving loan agreement in the future (see Note 6). We have also experienced a decrease in new membership sales and existing member upgrades throughout 2009 and continuing in 2010.  For the month of July 2010 officers of the Company made approximately $55 of debt payments on behalf of the Company, and in August 2010, the Company was late meeting its payroll obligations to its employees.

        The above factors, among others, indicate that we may encounter a liquidity event, which may cause us to receive a notice of default of our loan covenants. Our management has taken steps to increase cash flow in order to cover 2010 operational expenses through, if necessary, the sale of selected club properties, and closely monitoring and reducing operating expenses as compared to plan. On June 3, 2010, we entered into a receivables financing loan with Monterey Financial Services, Inc. Profit Sharing Plan and Trust (“Monterey”) under which we sold an undivided interest in $2,000 of membership dues for $1,700 (see Note 15).  In addition, the Company is actively seeking to raise additional working capital.  We cannot predict whether we will be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In the event that this capital raise does not materialize, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current operating plans, repay our debt obligations as they become due or continue as a going concern, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations. Should our lender, CapitalSource, choose not to modify our revolving loan agreement or grant us a waiver on our covenants, as they have in the past, or if we do not find alternative sources of financing to fund our operations, or if we are unable to generate significant revenues or sell excess properties in our portfolio, we may not have sufficient funds to sustain current operations through the next quarter.

The items discussed above raise substantial doubts about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classification of liabilities that might be necessary, should we be unable to continue as a going concern.

NOTE 4 - PROPERTY AND EQUIPMENT

As of June 30, 2010 and December 31, 2009, we operated a total of 120 and 141 club properties, respectively, located in various resort destinations. Of these properties, 94 and 104, respectively, are owned, and 26 and 37 are leased. The owned properties provide the borrowing base for our CapitalSource revolving loan (see Note 6).

At June 30, 2010 and December 31, 2009, property and equipment consists of the following:

	June 30, 2010	December 31, 2009

Land, club properties, and improvements	$148,583	$152,649
Furniture and fixtures at club properties	9,005	9,868
Office equipment	456	446
	158,044	162,963
Less accumulated depreciation	13,012	11,566

	$145,032	$151,397

Properties held for sale were $2,546 and $6,067 as of June 30, 2010 and December 31, 2009, respectively.  Impairment recognized on properties held for sale for the six months ended June 30, 2010 and 2009 was $306 and $258, respectively.  Depreciation expense was $2,354 and $2,031 for the six months ended June 30, 2010 and 2009, respectively.

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

At June 30, 2010 and December 31, 2009, we had goodwill of $8,473 related to our acquisition of certain assets and liabilities of Private Escapes.

The following table summarizes our intangible assets as of June 30, 2010:

	Member List	Lead Database	Total
Balance, July 1, 2009	-	-	-
Additions	15,800	12,254	28,054
Amortization	(66)	(68)	(134)
Balance, September 30, 2009	15,734	12,186	27,920
Amortization	(394)	(409)	(803)
Balance, December 31, 2009	15,340	11,777	27,117
Amortization	(790)	(817)	(1,607)
Balance, June 30, 2010	$14,550	$10,960	$25,510

Weighted-average remaining amortization period in years	9.25	6.75

As of June 30, 2010, we estimate future amortization expense of intangible assets for the next five years to be:

2010	$1,607
2011	3,214
2012	3,214
2013	3,214
2014	3,214
14,463
Thereafter	11,047
$25,510

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

The maximum amount available, prior to the April 19, 2010 modifications discussed below, was $110,000 through December 31, 2009, $108,000 from January 1, 2010 through June 30, 2010, $105,000 from July 1, 2010 through December 31, 2010 and $100,000 from January 1, 2011 to the maturity date of April 30, 2011. The maturity date may be extended at our request for two additional one-year periods, provided we are not in default under the New Loan Agreement and on payment of an extension fee of 0.25% of the then maximum loan amount. Except for payments required on the sale of a mortgaged property, no principal payments are due until maturity on April 30, 2011, except that we are required to make a cash payment of $2,000 on December 31, 2009, a cash payment of $3,000 on June 30, 2010 and a cash payment of $5,000 on December 31, 2010. As of June 30, 2010, the necessary repayments due on or before June 30, 2010 have both been made.

The borrowing base amount is a percentage of the appraised value of all owned property encumbered by a mortgage in favor of CapitalSource. Through March 31, 2010, that percentage was 75%, from April 1, 2010 through December 31, 2010 it is 70% and from January 1, 2011 it is 65%.

Interest is calculated on the actual days elapsed and the basis of a 360 day year and is payable monthly at the three-month LIBOR (0.53% and 0.25% at June 30, 2010 and December 31, 2009, respectively) plus 5% per annum, with a floor of 8.75%.  An exit fee of $1,650 is due on maturity or earlier if the loan is terminated for any reason (increased from $1,425 under the Prior Loan Agreement). We may voluntarily prepay any part of the loan at any time but may terminate the New Loan Agreement only by providing 30 days written notice and prepaying outstanding amounts in full.

On April 19, 2010, the loan agreement was amended to change the borrowing base to be 75% through January 31, 2011 (instead of March 31, 2010), 70% from February 1, 2011 through April 30, 2011 (instead of December 31, 2010), and at all times after May 1, 2011 the borrowing base will be no greater than 65%.  However, the maximum loan amount was reduced to $95,093. In addition, revised minimum loan amortization amounts have been established that require cumulative amortization of $10,300 by June 30, 2010 and $17,800 by December 31, 2010, with the remaining balance due on April 30, 2011 if we do not elect an extension.  If we exercise the first one-year extension, then cumulative amortization must be $22,800 by June 30, 2011 and $25,300 by December 31, 2011, with the remaining balance due on April 30, 2012 if we do not exercise the second extension.  If we exercise the second one-year extension, then cumulative amortization must be $27,800 by June 30, 2012 and $30,300 by December 31, 2012, with the remaining balance due by April 30, 2013.  At June 30, 2010 and December 31, 2009, $89,837 and $98,982, respectively, was outstanding under the New Loan Agreement.  As part of the April 19, 2010 amendment, the requirement to maintain a segregated restricted cash balance was removed and we are now required to maintain a cash coverage amount of one month’s debt service as of June 30, 2010 through September 29, 2010, two months debt service from September 30, 2010 through December 30, 2010, and three months debt service after December 30, 2010.  The March 31, 2010 balance in the restricted cash account of $2,890 was applied against the outstanding loan and as of April 19, 2010, the cumulative amortization was $11,211.  As of June 30, 2010 the amount of cash and cash equivalents was less than one month debt service; however the Company is in active discussions with CapitalSource to modify the covenant.

On June 2, 2010, the CapitalSource agreement was amended to change the definitions of Permitted Debt and Permitted Exceptions to allow for all liabilities related to a Receivables Purchase Agreement with Monterey, under which we sold to Monterey an undivided interest in $2,000 of membership dues for $1,700 (see Note 15).  On the same date, CapitalSource agreed to release and discharge their security interest in the same $2,000 of membership dues.

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

The table below describes our revolving loan, mortgages and other loans as of June 30, 2010.
	Total	Current	Long Term
Note payable to CapitalSource, bearing interest at three-month LIBOR (0.53% at June 30, 2010) plus 5% per annum, with a floor of 8.75%, with principal and interest payments, maturing on April 30, 2011.	$89,837	$89,837	$-
Note payable to Ultimate Resort Holdings LLC, bearing interest at 5%, with interest only payments, maturing April 30, 2017 (see Note 7).	10,000	-	10,000
Various loans with interest rates ranging from 3.375% to 15.0%, maturing January 1, 2010 through September 1, 2037 (see Note 8).	13,265	3,175	10,090
Receivables financing loan, due September 2, 2010 (see Note 15)	1,046	1,046	-
Total	$114,148	$94,058	$20,090

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

NOTE 8 - MORTGAGE AND OTHER LOANS

In addition to the Receivable factoring loan of $1,046 we have 13 loans that have either matured or will mature within the next twelve months.  The current portion of these loans is $3,175 June 30, 2010.  These loans are collateralized by various properties and bear interest rates ranging from 6% to 15%.  The notes mature at various dates through June 30, 2011.  For those notes that have matured, the Company is in negotiations to renew.

We currently have 13 long term loans with an outstanding balance of $10,090.  These loans are collateralized by various properties and bear interest rates ranging from 3.375% to 13.5%.  The notes mature at various dates ranging from August 2011 through January 2038.

NOTE 9 - ACCRUED LIABILITIES

At June 30, 2010 and December 31, 2009, accrued liabilities consist of the following:

	June 30, 2010	December 31, 2009

Payroll	$279	$317
Interest	1,739	841
Loan agreement exit fee	1,650	1,650
Property taxes	211	458
Marketing, consulting, credit fees, and other expenses	1,280	1,318
Accrued distributions	963	963
Contingent consideration – Private Escapes acquisition	161	542

	$6,283	$6,089

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

At each reporting date, we re-measure the fair value of the outstanding contingent consideration related to our acquisition of Private Escapes (see Note 2) and, for the three and six month periods ended June 30, 2010, we recorded a gain of $135 and $381, respectively, in Other Income in the Condensed Consolidated Statement of Operations.  The estimated fair values of $161 and $542 at June 30, 2010 and December 31, 2009 were calculated by multiplying the estimated number of shares that could be potentially earned per the weighted average analysis (approximately 1,831,000 shares at each reporting date) by the Private Escapes equity ownership in Ultimate Escapes Holdings of 8%, and by our closing share price at June 30, 2010 and December 31, 2009 of $1.10 and $3.70, respectively.

The aggregate range of contingent consideration at June 30, 2010 is as follows (dollars in thousands):

	Range of Additional	Range of	Weighted
	Ownership %	Fair Values	Average Value

Performance targets	0 - 200,000 shares	$0 - $220	$161

NOTE 10 – INCOME TAXES

The provision for income taxes is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.  Our deferred tax assets and liabilities are recognized to reflect the estimated future tax effects, calculated at currently effective tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible.  If in the future we determine that it is more likely than not that we will be able to realize our net deferred tax asset in excess of our net recorded amount, an adjustment to increase the net deferred tax asset would increase income in such period.  As of June 30, 2010 we have recorded a valuation allowance to reserve 100% of our deferred tax assets. We are required to consider and weight all available evidence, both positive and negative, including our performance, the market environment in which we operate, and expectations of future profits when determining whether the valuation allowance should be changed.  Generally, greater weight is required to be placed on objectively verifiable evidence when making this assessment, in particular on recent historical operating results.

We evaluate each of our tax positions at the end of each period and determined that no significant uncertainties existed as of June 30, 2010.  We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  There have been no audits of our tax returns since inception and all periods remain open to tax examination.

NOTE 11 - EQUITY COMPENSATION

Under our 2009 Stock Option Plan (the “Plan”), the Compensation Committee can award stock options to provide an additional incentive to attract and retain qualified personnel who provide services and upon whose efforts and judgment the success of the Company is largely dependent.

We granted 874,500 stock options under the Plan to officers and key employees during the 2010 second quarter.  These options expire 10 years after the date of grant and both vest and are exercisable in cumulative installments of one third at the end of each of the first three years following the date of grant.  The weighted average grant-date fair value of these options was $0.80, and the weighted average exercise price was $2.00.  To estimate the fair value of each option granted, we use the Black Scholes method.

The status of our stock options and stock awards are summarized as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2009	53,427	$3.93
Granted	874,500	$2.00
Exercised	-	$-
Canceled	-	$-
Outstanding at June 30, 2010	927,927	$2.11
Exercisable at June 30, 2010	26,713	$3.93

Stock compensation expense recognized for the three and six months ended June 30, 2010, was $53 and $140, respectively.  For the three and six months ended June 30, 2009, we recognized $419 and $838, respectively, of stock compensation expense related to a prior plan that has since terminated.

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

As of June 30, 2010, there were 2,759,094 shares of common stock outstanding.

Preferred Stock

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

The Series A Preferred Voting Stock is not entitled to receive any liquidation preference. In the event of the Company’s liquidation, the holders of Series A Preferred Voting Stock are only entitled to receive $0.001 per share, plus any accrued but unpaid dividends thereon, if any, pari passu with the holders of shares of the Company’s common stock, and nothing more. The shares of Series A Preferred Voting Stock are subject to transfer restrictions intended to cause such shares to be transferred only together with exchangeable units of Ultimate Escapes Holdings. The holders of Series A Preferred Voting Stock have no conversion, preemptive or other subscription rights and there are no sinking fund provisions applicable to the Series A Preferred Voting Stock.

For each ownership unit of Ultimate Escapes Holdings issued to the UE Owners in connection with the consummation of the reverse merger on October 29, 2009 (see Note 2), the UE Owners received one share of Series A Voting Preferred Stock (all of which shares of Series A Voting Preferred Stock were issued in the name of Mr. Tousignant, as Owner Representative). At any time that any UE Owner exchanges ownership units of Ultimate Escapes for shares of the Company’s common stock, a like number of shares of Series A Voting Preferred Stock will be canceled.

Common Stock Warrants

As of June 30, 2010, there were warrants to purchase a total of 12,075,000 shares of our common stock outstanding.

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

Founder Warrants

Secure America Acquisition Holdings, LLC (“SAAH”), the principal initial stockholder of SAAC, purchased a total of 2,075,000 warrants (‘‘Founder Warrants’’) at $1.00 per warrant (for an aggregate purchase price of $2,075,000) privately from SAAC. This purchase took place simultaneously with the consummation of the Company’s initial public offering of units. The Founder Warrants are identical to the warrants sold in the Offering, except that (i) the Founder Warrants are not subject to redemption, (ii) the Founder Warrants may be exercised on a cashless basis while the warrants included in the units sold in the offering cannot be exercised on a cashless basis, (iii) upon an exercise of the Founder Warrants, the holders of the Founder Warrants may receive unregistered shares of our common stock, and (iv) subject to certain limited exceptions, the Founder Warrants were not transferable until they were released from escrow, as described below, which would only be after the consummation of the reverse merger.

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

In connection with the reverse merger, on October 29, 2009, we entered into a Registration Rights Agreement with the UE Owners, pursuant to which the UE Owners are entitled to registration rights, subject to certain limitations, with respect to shares of our common stock for which their ownership units of Ultimate Escapes Holdings may be exchanged. We agreed to file as soon as possible after the closing date of the reverse merger but in no event later than June 29, 2010, a registration statement covering the shares of our common stock for which their ownership units of Ultimate Escapes Holdings may be exchanged. In addition, the UE Owners have certain ‘‘piggyback’’ registration rights on registration statements filed by us.  The registration statement was filed on June 4, 2010, and is currently subject to review by the SEC.

None of our Registration Rights Agreements provide for registration delay payments in the event that we do not file the required registration statement by the prescribed date.

Redemption Assurance Exchange Program

In connection with the reverse merger, Ultimate Escapes Holdings offered to its club members who met certain eligibility requirements an opportunity to elect to convert all or a portion of their redemption value under the Redemption Assurance Program (see Note 1) into shares of our common stock, to be issued following the consummation of the reverse merger. A club member’s redemption value under the redemption assurance program was a guaranteed amount of the member’s initial membership fees that we are obligated to refund in accordance with specified procedures if the member resigns from the club within a defined period.

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

Voting Agreement

Also in connection with the reverse merger, on October 29, 2009, the SAAC founders, Ultimate Resort Holdings and Ultimate Escapes Holdings entered into a voting agreement, pursuant to which, until October 28, 2012, our board of directors is set at six directors, and the SAAC founders or their respective affiliates have the right to nominate two individuals for appointment to our board of directors following the reverse merger and Ultimate Resort Holdings or its affiliates have the right to nominate four individuals for appointment to our board of directors following the reverse merger. Both of the nominees of the SAAC founders and two of the nominees of Ultimate Resort Holdings must be independent pursuant to the Securities and Exchange Commission and the NYSE Amex rules and regulations. The SAAC founders caused their nominees to be appointed to the board of directors immediately prior to the reverse merger, and Ultimate Resort Holdings caused three out of its four nominees to be appointed to the board of directors immediately prior to the reverse merger. There is one vacancy on the board of directors, which we expect will be filled at a later date.

Secure America Acquisition Holdings Voting Agreement

On November 11, 2009, Ultimate Escapes Holdings, Ultimate Resort Holdings, SAAH and certain direct or indirect owners of SAAH, including C. Thomas McMillen (a member of our board of directors), entered into a voting agreement pursuant to which, among other things, SAAH granted to Ultimate Resort Holdings a proxy to vote the shares of our common stock owned by SAAH or its direct or indirect owners until November 11, 2010. Also pursuant to this voting agreement, we agreed to repay certain advances previously made by certain members of SAAH to us, in the aggregate amount of $225 plus interest at the rate of 6% through payment in full on January 31, 2010. We also agreed to provide to SAAH, for the benefit of certain members of SAAH (including Mr. McMillen) use of an Elite Club platinum membership for a period of three years.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Leases – At June 30, 2010 and December 31, 2009, we leased 26 and 37 club properties, respectively, as well as certain office space under various operating leases.  The leases are non-cancelable and expire on various dates through December 2010.  Some of the leases have various renewal and fair market value purchase options and one of the leases is with an entity controlled by a related party.  This lease has a five year term and expires in October 2010.  Total rent expense for the properties we lease for the six months ended June 30, 2010 and 2009 was approximately $2,368 and $1,702, respectively, of which approximately $70 and  $76, respectively, was paid to the entity controlled by the related party.

Employment Agreements – We are obligated under employment agreements with our Chief Executive Officer, James M. Tousignant, our Chairman, Richard Keith, and our Chief Financial Officer, Philip Callaghan.

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

Reciprocity Program and Membership Sales Agreement – In May 2008, we entered into a five year Reciprocity Program and Membership Sales Marketing Agreement with a developer and seller of luxury fractional and whole-ownership real properties in Cabo San Lucas, Mexico.  This agreement provides revenue to us through an annual program fee paid for each participating fractional or whole-ownership affiliate club member, as well as a per customer transaction fee.  On March 10, 2010 the Company entered into an agreement with the fractional provider to exchange the rights to fees for the future fractional ownership of one of the properties.  The Company has assessed the likelihood of the provider being a going concern at the time of the receipt of the fractional ownership and has decided not to recognize the transaction at this time.

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

NOTE 14 - SEGMENT AND GEOGRAPHICAL INFORMATION

We operate in a single business segment.  Less than 5% of our revenue is derived from club members who reside outside the United States.  Geographic information related to the net book value of our property and equipment at June 30, 2010 and December 31, 2009 is as follows:

	June 30, 2010	December 31, 2009

United States	$75,508	$80,164
Bahamas	8,100	9,024
Mexico	30,621	30,977
Nevis	19,061	19,269
St. Thomas (USVI)	1,336	1,359
Tortola (BVI)	614	683
Dominican Republic	2,460	2,494
Turks & Caicos	3,645	3,694
Belize	690	697
Italy	2,986	3,036
Costa Rica	11	-
Total net book value	$145,032	$151,397

NOTE 15 – RECEIVABLES FINANCING LOAN

On June 3, 2010, we entered into a Receivables Purchase Agreement with Monterey. Under the agreement, Monterey advanced $1,700 to us, in exchange for an undivided interest in $2,000 of current and future membership dues.  The principal amount due of $2,000 is repayable as the dues are received. Repayments commenced on June 15 and at June 30, 2010, the remaining amount outstanding was $1,046, (net of interest expense of $131 not yet recognized), which is expected to be repaid by August 31, 2010.  In the event that the facility is not repaid in full by September 2, 2010, a fee of 5% of the remaining outstanding amount is due on that date and on each monthly anniversary thereafter, until paid in full.  Based on the expected repayment schedule, the effective interest rate is approximately 170%.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q constitute forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “potential,” “intend” or similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, business strategy and means to implement the strategy, the amount and timing of capital expenditures, the likelihood of our success in building our business, financing plans, budgets, working capital needs and sources of liquidity.  We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to predict accurately or over which we have no control.

Forward-looking statements, estimates and projections are based on management’s beliefs and assumptions, are not guarantees of performance and may prove to be inaccurate. Forward-looking statements also involve risks and uncertainties that could cause actual results to differ materially from those contained in any forward-looking statement and which may have a material adverse effect on our business, financial condition, results of operations and liquidity. A number of important factors could cause actual results or events to differ materially from those indicated by forward-looking statements. These risks and uncertainties include, but are not limited to, those factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual future results to differ materially from those projected or contemplated in the forward-looking statements.

All forward-looking statements included herein attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable laws and regulations, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. You should be aware that the occurrence of the events described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009, among other things, could have a material adverse effect on us.

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report.

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

We had 1,232 and 1,214 members as of June 30, 2010, and December 31, 2009, respectively.

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

Impairment of Long-Lived Assets and Goodwill - We analyze our long-lived assets, including property and equipment and intangible assets, in accordance with FASB ASC 360 “Property, Plant and Equipment” annually and when events and circumstances might indicate that the assets may not be recoverable. If the undiscounted net cash flows are less than the assets’ carrying amounts, we record an impairment based on the excess of the assets’ carrying value over fair value. Fair value is determined based on discounted cash flow models, quoted market values and third-party appraisals. We evaluate our real estate assets on a combined basis, as future cash flows include club membership sales and dues that are not identifiable to individual properties. Estimates of future cash flows are based on internal projections over the expected useful lives of the assets and include cash flows associated with future maintenance and replacement costs, but exclude cash flows associated with future capital expenditures that would increase the assets’ useful lives. Our management currently believes there is no impairment beyond that already recognized for those assets held for sale at June 30, 2010.

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

Stock-based Compensation - Under our 2009 Stock Option Plan, we award stock options to provide an additional incentive to attract and retain qualified personnel who provide services and upon whose efforts and judgment our success is largely dependent.   We grant awards at exercise prices or strike prices that are equal or above the market price of our Common Stock on the date of grant.

During the second quarter of 2010, we granted 874,500 stock options with a strike price of $2.00.   Our Common Stock was trading for $1.85 at the close of business on the date of the grant.

See Note 11 - Equity Compensation in the accompanying condensed consolidated financial statements for additional information.

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

Results of Operations

The following table sets forth our historical condensed consolidated income statement data (in thousands of dollars):

	For the Three Months Ended		%	For the Six Months Ended		%
	June 30, 2010	June 30, 2009	change	June 30, 2010	June 30, 2009	change

REVENUES
Membership – membership fees	$2,135	$875	144.0%	$3,464	$1,727	100.6%
Membership – annual dues	4,945	4,174	18.5%	9,433	7,992	18.0%
Other revenue	478	726	-34.2%	1,977	1,648	20.0%
	7,558	5,775	30.9%	14,874	11,367	30.9%
Membership – assessment	-	3,036	*	-	6,072	*
REVENUES	7,558	8,811	-14.2%	14,874	17,439	-14.7%

OPERATING EXPENSES:
Property operating costs	2,358	2,388	-1.3%	5,600	5,070	10.5%
Depreciation	1,181	993	18.9%	2,354	2,031	15.9%
Amortization of intangible assets	803	-	*	1,607	-	*
Lease costs	945	815	16.0%	2,368	1,702	39.1%
Advertising	147	267	-44.9%	330	418	-21.1%
Salaries and contract labor	1,601	1,499	6.8%	3,616	3,223	12.2%
General and administrative	1,466	743	97.3%	2,836	1,467	93.3%
Sales commissions	136	140	-2.9%	346	254	36.2%
Loss on sale of property and equipment	292	126	131.7%	613	126	386.5%
Loss on impairment of assets held for sale	17	-	*	306	258	18.1%
OPERATING EXPENSES	8,946	6,971	28.3%	19,976	14,549	37.3%

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	(1,388)	1,840	-175.4%	(5,102)	2,890	-276.5%

OTHER INCOME (EXPENSE):
Interest expense	(3,080)	(2,298)	34.0%	(6,084)	(4,591)	32.5%
Interest income	3	24	-87.5%	23	46	-50.0%
Change in contingent consideration acquisition	135	-	*	381	-	*
OTHER EXPENSE – net	(2,942)	(2,274)	29.4%	(5,680)	(4,545)	25.0%

INCOME BEFORE INCOME TAXES	$(4,330)	$(434)	897.7%	$(10,782)	$(1,655)	551.5%

BENEFIT (PROVISION) FOR INCOME TAX	-	(6)	*	(20)	(7)	185.7%

NET INCOME (LOSS)	$(4,330)	$(440)	884.1%	$(10,802)	$(1,662)	549.9%

Weighted average shares outstanding – basic and diluted	2,745,836	1,573,523	74.5%	2,602,283	1,573,523	65.4%
Income/(loss) per share – basic and diluted	$(1.58)	$(0.28)	464.3%	$(4.15)	$(1.06)	291.5%

* % change not meaningful

Results of Operations

Three month period ended June 30, 2010 compared with the three month period ended June 30, 2009 (in thousands)

  Revenues

For the three months ended June 30, 2010 revenues of $7,558 decreased by $1,253, or 14%, from $8,811 for the same period in 2009. Membership fees of $2,135 for the three months ended June 30, 2010 increased by $1,260 or 144% compared with $875 for the same period in 2009.  Membership annual dues were $4,945 the three months ended June 30, 2010, representing an increase of $771, or 19% from annual dues of $4,174 for the same period in 2009.  Both membership fees and annual dues increased because of the larger membership base resulting from the September 2009 acquisition of Private Escapes.  Other revenue was $478 for the three months ended June 30, 2010, representing a net decrease of $248, or 34%, compared with $726 for the same period in 2009.  The decrease was mostly due to $203 of nightly fees charged to Private Escapes’ members in 2009 as cross reservation program fees allowing their members to stay at our properties. This cross reservation program ended effective September 15, 2009, when we acquired Private Escapes.  The remaining $45 of the decrease is due to trips in 2010 having fewer goods and services billable back to the members.  Revenues for the three months ended June 30, 2009 included a $3,036 assessment fees charged to members in 2009 that were not charged in 2010.

  Operating Expenses

For the three months ended June 30, 2010, operating expenses were $8,946, an increase of $1,975, or 28%, from operating costs of $6,971 for the same period in 2009.  This increase is primarily due to the inclusion of the Private Escapes properties and related expenses in 2010.  For the three months ended June 30, 2010, property operating costs were $2,358, an increase of $56 from the 2009 total of $2,388.  Depreciation increased by $188 to $1,181 for the three months ended June 30, 2010, from $993 in 2009 reflecting the acquisition of Private Escape properties in September 2009. Amortization increased by $803 from zero for the three months ended June 30, 2010, related to the intangible assets acquired.   Lease costs increased $130, or 16%, to $945 for the three months ended June 30, 2010 from $815 during the same period in 2009.  This was partially due to the 23% increase in the number of leases from the acquisition of Private Escapes and the implementation in 2010 of winter seasonal leases that increased our costs in the first quarter but which reduced costs in this quarter and through the balance of the year.  Salary costs increased by $102 for the three months ended June 30, 2010 compared with 2009, primarily as a result of the Private Escapes acquisition.  For the three months ended June 30, 2010, general and administrative costs increased compared with the same period in 2009 by $723 due primarily to legal, accounting, brokerage, consulting, investor related fees and insurance increases of $668 over 2009.  Sales commissions decreased by $4 for the three months ended June 30, 2010 compared with the same period in 2009 as a result of lower sales in 2010.  For the three months ended June 30, 2010, we incurred a net loss of $292 on the sale of certain properties compared with a loss for the same period in 2009 of $126.  We recognized an impairment loss of $17 for the three months ended June 30, 2010.  Impairment charges are determined by comparing the carrying value of the assets held for sale with the expected net proceeds of sale.

  Income (Loss) Before Other Income (Expense)

As a result of the above, our loss before other income (expense) was $(1,388) for the three months ended June 30, 2010 compared with income of $1,840 for the same period in 2009, a decrease of $(3,228).  This change was due primarily to the membership assessment revenue program in 2009 not repeated in 2010, and increased operating costs resulting from the acquisition of Private Escapes, including amortization of intangible assets acquired.

  Other Income (Expense)

Interest expense increased by $782 for the three months ended June 30, 2010 to a total of $3,080 compared with $2,298 for the same period in 2009.

 For the three months ended June 30, 2010, we recognized a gain of $135 related to the outstanding contingent consideration for our September 15, 2009 acquisition of certain assets and liabilities of Private Escapes, as a result of a decrease since December 31, 2009 in the fair value of our common stock, in which the consideration is based.

Six month period ended June 30, 2010 compared with the six month period ended June 30, 2009 (in thousands)

  Revenues

For the six months ended June 30, 2010, revenues of $14,874 decreased by $2,565, or 15%, from $17,439 during the same period in 2009.  Membership fees of $3,464 in 2010 increased by $1,787 or 101% compared with $1,727 for the same period in 2009.  Membership annual dues of $9,433 for the six months ended June 30, 2010, represent an increase of $1,441, or 18% from annual dues of $7,992 for the same period in 2009.  Both membership fees and annual dues increased because of the larger membership base resulting from the September 2009 acquisition of Private Escapes.  Other revenue was $1,977 for the six months ended June 30, 2010, representing a net increase of $329, or 20%, compared with $1,648 for the same period in 2009.  In February 2008, we acquired six properties from an unrelated luxury destination club for approximately $15,100.  The purchase price was financed by borrowings under our CapitalSource loan agreement and the issuance of nine corporate memberships valued at $2,700.  In 2010, the holders of those memberships have now elected not to continue to pay annual dues for three of the memberships and, as a result, their redemption rights related to those memberships were surrendered, resulting in a reduction in our membership liability of $900.   This increase in other revenue was partially offset by a decrease of $467 relating to nightly fees charged to Private Escapes’ members in 2009 as cross reservation program fees allowing their members to stay at our properties.  This cross-reservation program ended effective September 15, 2009, when we acquired Private Escapes. The remaining decrease of $104 was due to trips having fewer billable items to members.  Revenues for the six months ended June 30, 2009 included $6,072 assessment fees charged to members that were not charged in 2010.

  Operating Expenses

For the six months ended June 30, 2010, operating expenses were $19,976, representing an increase of $5,427, or 37%, from operating costs of $14,549 for the same period in 2009.  Property operating costs increased by $530 for the six months ended June 30, 2010 to $5,600 from $5,070 for the same period in 2009.  This increase is primarily due to the inclusion of the Private Escapes properties and related expenses in 2010 less the $857 of cross reservation program fees in 2009 charged by Private Escapes for allowing our members to stay at their properties prior to the September 15, 2009 acquisition of certain of their assets and liabilities.  Depreciation increased by $323 to $2,354 for the six months ended June 30, 2010, from $2,031 for the same period in 2009 reflecting the acquisition of Private Escape properties in September 2009.  Amortization increased by $1,607 from zero related to the intangible assets acquired.   Lease costs increased by $666, or 39%, to $2,368 for the six months ended June 30, 2010 from $1,702 for the same period in 2009 due partially to the 23% increase in the number of leases from the acquisition of Private Escapes and the implementation in 2010 of winter seasonal leases that increased our costs in the first quarter but which reduce costs during the balance of the year.  Salary costs increased by $393 for the six months ended June 30, 2010 compared with the same period in 2009, primarily as a result of the Private Escapes acquisition.  General and administrative costs increased for the six months ended June 30, 2010 compared with the same period in 2009 by $1,369, or 93%, due primarily to legal, accounting, brokerage, consulting, investor related fees and insurance increases of $1,367 over 2009.  Sales commissions increased by $92 for the six months ended June 30, 2010 compared with the same period in 2009 as a result of a membership dues rebalancing program implemented in March 2010.  In 2010, we incurred a loss of $613 on the sale of certain properties and recognized an impairment loss of $306 related to certain properties held for sale, compared with an impairment charge of $258 for certain properties in 2009.  Impairment charges are determined by comparing the carrying value of the assets held for sale with the expected net proceeds of sale.

  Income (Loss) Before Other Income (Expense)

       As a result of the above, our loss before other income (expense) for the six months ended June 30, 2010 was $(5,102) compared with $2,890 for the same period in 2009, a decrease of $(7,992). This change was due primarily to the membership assessment revenue program in 2009 not repeated in 2010, and increased operating costs resulting from the acquisition of Private Escapes, including amortization of intangible assets acquired.

  Other Income (Expense)

For the six months ended June 30, 2010, interest expense was $6,084 compared with $4,591 for the same period in 2009, an increase of $1,493. These increases are due primarily to the additional debt acquired in the September 2009 purchase of Private Escapes.

 For the six months June 30, 2010, we recognized a gain of $381 related to the outstanding contingent consideration for our September 15, 2009 acquisition of the business of Private Escapes, as a result of a decrease since December 31, 2009 in the fair value of our common stock, in which the consideration is payable.

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

Cash and cash equivalents, consisting primarily of deposits with financial institutions and credit card holdbacks was $599 at June 30, 2010, compared with $2,747 at December 31, 2009, a decrease of $2,148.

We currently do not have sufficient cash to sustain us for the next twelve months. We will require additional financing in order to execute our operating plan and continue as a going concern.  We anticipate being able to meet our projected internal growth and operating needs, including capital expenditures, and expect to meet the cash requirements of our contractual obligations for at least the next 12 months if we are successful in executing our plans to increase our capital resources primarily by completing an equity capital raise. We cannot predict whether we will be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In the event that this capital raise does not materialize, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current operating plans, repay our debt obligations as they become due or continue as a going concern, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations. Should our lender, CapitalSource, choose not to modify our revolving loan agreement or grant us a waiver on our covenants, as they have in the past, or if we do not find alternative sources of financing to fund our operations, or if we are unable to generate significant revenues or sell excess properties in our portfolio, we may not have sufficient funds to sustain current operations through the next quarter.

We incurred net losses of $12,965 and $23,222 during the years ended December 31, 2009 and 2008, respectively, and a loss of $10,802 for the six months ended June 30, 2010.  As of June 30, 2010, our current liabilities, excluding $13,201 of deferred annual membership dues that we expect to recognize in income over the next twelve months, were $109,282, which exceeded our current assets of $4,441, by $104,841.  Although we have completed the acquisition of certain assets and liabilities of Private Escapes, refinanced our credit facility with CapitalSource and completed the reverse merger, we may not be able to meet certain covenants under the CapitalSource credit facility in the future, and currently are not in compliance with certain covenants as of June 30, 2010. We have also experienced a decrease in new membership sales and existing member upgrades over the last twenty-four months.

The above factors, among others, indicate that we may encounter a liquidity event in the future, which may cause us to receive a notice of default of our loan covenants.  We are taking steps to increase cash flow in order to cover 2010 operational expenses, including, without limitation, the sale of selected club properties, and closely monitoring and reducing operating expenses wherever possible.  On June 3, 2010, we entered into a receivables financing loan with Monterey under which we sold an undivided interest in $2,000 of membership dues for $1,700 (see Note 15 in our consolidated financial statements included in this Report).

Total current and long-term debt outstanding at June 30, 2010 was $114,148 compared with $123,279 outstanding at December 31, 2009, as described in Notes 6, 7, 8, and 15 of our condensed consolidated financial statements included in this Report.  The debt outstanding at June 30, 2010 is primarily the amount outstanding under our CapitalSource credit facility of $89,837, a shareholder note payable of $10,000, and various mortgages and other notes payable aggregating $14,311.

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

On April 19, 2010, the loan agreement was amended to change the borrowing base to be 75% through January 31, 2011 (instead of March 31, 2010), 70% from February 1, 2011 through April 30, 2011 (instead of December 31, 2010), and at all times after May 1, 2011 the borrowing base will be no greater than 65%.  However, the maximum loan amount was reduced to $95,093.  In addition, revised minimum loan amortization amounts have been established that require cumulative amortization of $10,300 by June 30, 2010 and $17,800 by December 31, 2010, with the remaining balance due on April 30, 2011 if we do not elect an extension.  If we elect a first one-year extension, then cumulative amortization must be $22,800 by June 30, 2011 and $25,300 by December 31, 2011, with the remaining balance due on April 30, 2012 if we do not exercise a second extension.  If we exercise the second one-year extension, then cumulative amortization must be $27,800 by June 30, 2012 and $30,300 by December 31, 2012, with the remaining balance due by April 30, 2013.  At June 30, 2010 and December 31, 2009, $89,837 and $98,982, respectively, was outstanding under the New Loan Agreement.  As part of the April 19, 2010 amendment, the requirement to maintain a segregated restricted cash balance was removed and we are now required to maintain a cash coverage amount of one month’s debt service as of June 30, 2010 through September 29, 2010, two months debt service from September 30, 2010 through December 30, 2010, and three months debt service after December 30, 2010.  The March 31, 2010 balance in the restricted cash account of $2,890 was applied against the outstanding loan and as of April 19, 2010, the cumulative amortization was $11,211.  As of June 30, 2010 the amount of cash and cash equivalents was less than one month debt service; however we are in active discussions with CapitalSource to modify the covenant.

On June 3, 2010, the loan agreement was amended to change the definitions of the Permitted Debt and Permitted Exceptions to allow for all liabilities related to a Receivables Purchase Agreement to be dated June 3, 2010 with Monterey under which we entered into a factoring agreement under which we sold to Monterey an undivided interest in $2,000 of future dues in return for a purchase price of $1,700.  On the same date, CapitalSource agreed to release and discharge their security interest in and to an undivided interest in the same $2,000 of future dues.

Interest under the loan agreement is calculated on the actual days elapsed and the basis of a 360 day year and is payable monthly at the three-month LIBOR (approximately 0.53% at June 30, 2010) plus 5% per annum, subject to a floor of 8.75%.  An exit fee of $1.65 million is due on maturity or earlier if the loan is terminated for any reason.  We may voluntarily prepay any part of the loan at any time but may terminate the loan agreement only by providing 30 days written notice and prepaying outstanding amounts in full.

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

Capital Owed to Others

At June 30, 2010, we have various mortgage loans, aggregating $13,265, which we acquired when Ultimate Escapes Holdings acquired certain assets and liabilities of Private Escapes and an outstanding loan of $1,046 as a result of the June 3, 2010 transaction with Monterey.  The mortgages are held by a number of mortgage providers and individuals and carry interest rates ranging from 3.4% to 15.0%.  Certain of the mortgages are due within twelve months and, where possible, we are seeking to extend or renew these mortgages.

Included in these mortgage loans is $234 of the remaining outstanding principal balance of $936 related to a loan from Kederike, LLC, an entity in which Richard Keith, our Chairman, is a 50% owner.  The loan was repaid on August 9, 2010.

Six Months Ended June 30, 2010 Compared with the Six Months Ended June 30, 2009 (in thousands)

Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2010 was $76, compared with net cash provided of $2,529 for the same period in 2009.  This decrease in cash from operating activities of $2,453 reflects an increase in our net loss of $(9,140), from a net loss of $(1,662) in 2009 to a net loss of $(10,802) in 2010, offset by a net increase of $859 in non-cash charges to income in 2010, a net reduction of $3,354 in our restricted cash requirements, and a net cash improvement in current assets and liabilities and other membership receivables of $1,215, primarily reflecting lower membership receivable balances.  The decrease in net income primarily reflects the 2009 benefit of the $6,072 membership special assessment, which was not repeated in 2010.

Investing Activities

For the six months ended June 30, 2010, net cash of $6,596 was provided by investing activities compared with $1,336 for the same period in 2009, an increase of $5,260 due primarily to the sale of properties. There were no acquisitions of properties during the periods ended June 30, 2010 or 2009 and limited capital expenditures for the quarter and six months ended June 30, 2010 of $278 and $417, respectively compared with none for the same periods in 2009.

Financing Activities

For the six months ended June 30, 2010, net cash used to repay debt was $8,820, an increase of $7,173 compared with repayments of $1,647 in 2009. In 2010, the source of cash used for these repayments was primarily the sale of properties.

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

	Six Months Ended June 30, 2010
	GAAP	Adjusted
	Financial	GAAP
	Information	Revenue
	(thousands)
Total Revenues	$14,874	$14,874
Add: Non-GAAP Revenue Accretion		1,296
Adjusted Non-GAAP Revenue		$16,170
	Six Months Ended
	June 30, 2010
	GAAP Financial Information	Non-GAAP
	(thousands)
Net Loss	$(10,802)	$(10,802)
Add:
Non-GAAP Revenue Accretion		1,296
Adjusted loss	(10,802)	(9,506)
Add:
Non cash stock-based compensation		140
Interest expense	6,084	6,084
Taxes	20	20
Depreciation and amortization (1)	4,267	4,267
EBITDA	$(431)
Adjusted EBITDA		$1,005

(1)	Depreciation and amortization include the impairment charge on assets held for sale.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 We are a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 4T.	CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2010. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

We were previously a blank check company formed with the objective of completing a business combination with one or more operating businesses. On October 29, 2009, we completed a business combination with Ultimate Escapes Holdings, in the form of a reverse acquisition, and we were renamed Ultimate Escapes, Inc.

Prior to the business combination, Ultimate Escapes Holdings was a private company.  As a result of the consummation of the business combination with Ultimate Escapes Holdings late in 2009, management was unable to conduct an assessment of the internal control over financial reporting of Ultimate Escapes Holdings and its subsidiaries during the period between the date of the business combination and the end of 2009.  In addition, management considered the assets, liabilities, and operations of our company to be insignificant when compared to the consolidated entity.  Accordingly, in reliance on guidance issued by the SEC, we excluded management's report on internal control over financial reporting from our annual report on Form 10-K for the year ended December 31, 2009.

During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

As of June 30, 2010, we are not subject to any material legal proceedings.  From time to time, however, we may become involved in litigation and other legal proceedings relating to claims arising from our operations in the normal course of business, including claims involving membership disputes.

ITEM 1A — RISK FACTORS

We are a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4 — (Removed and Reserved)

Not Applicable.

ITEM 5 — OTHER INFORMATION

None.

ITEM 6 — EXHIBITS

3.1	Second Amendment and Restated Certificate of Incorporation (1)
3.2	Certificate of Designation of Series A Preferred Stock (1)
3.3	Bylaws (2)
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith
(1)	Previously filed as an Exhibit to the Form 8-K, filed on November 4, 2009.
(2)	Previously filed as an Exhibit to Amendment No. 1 to the Form S-1, filed on August 8, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2010	ULTIMATE ESCAPES, INC.

	By:	/s/ James M. Tousignant
		Name:	James M. Tousignant
		Title:	Chief Executive Officer

	By:	/s/ Philip Callaghan
		Name:	Philip Callaghan
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.